Form 10-K
period 2021-12-31
Tyra Biosciences, Inc.
filed 2022-03-03
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40800

TYRA BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1476348
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2656 State Street Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 728-4760

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TYRA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $299.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $17.59 per share. The registrant has elected to use September 30, 2021 as the calculation date, as on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately-held concern.

As of February 28, 2022, the registrant had 41,604,514 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

i

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic on our business, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or "would" or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

This Annual Report includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or that the applicable owner will not assert its rights, to these trademarks and tradenames.

We maintain a website at www.tyra.bio, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (SEC) are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Information contained in our website does not constitute a part of this report or our other filings with the SEC.

Item 1. Business.

Overview

We are a precision oncology company focused on developing purpose-built therapies to overcome tumor resistance and improve outcomes for patients with cancer. The widespread availability of approved targeted oncology treatments, such as kinase inhibitors, has transformed the cancer treatment landscape. Despite the therapeutic benefit that targeted oncology treatments have created for some patients, the response rate and duration of efficacy is often limited by acquired drug resistance and other shortcomings of existing therapies. We are using our proprietary SNÅP platform, which is optimized to enable rapid and precise refinement of structural design through iterative molecular SNÅPshots, in order to generate next-generation product candidates that are specifically designed to address acquired drug resistance and provide alternative treatment options. We are initially focused on developing a pipeline of selective inhibitors of the Fibroblast Growth Factor Receptor (FGFR) family, which are altered in approximately 7% of all cancers. We are advancing multiple product candidates toward the clinic, including our lead product candidate TYRA-300, an FGFR3 inhibitor with an initial focus on patients with metastatic urothelial carcinoma of the bladder and urinary tract (mUC). Our second product candidate, TYRA-200, is an FGFR2 inhibitor with an initial focus on patients with intrahepatic cholangiocarcinoma (ICC), who have developed drug resistance mutations to existing FGFR inhibitors due to activating mutations and gene alterations in FGFR2. We anticipate submitting an Investigational New Drug application (IND) to the U.S. Food and Drug Administration (FDA) for TYRA-300 in mid-2022 and for TYRA-200 in the second half of 2022. In addition, we have pipeline development programs targeting achondroplasia and other FGFR3-related skeletal dysplasias, REarranged during Transfection kinase (RET) and FGFR4-related cancers.

Our SNÅP Platform

We developed our proprietary SNÅP platform to efficiently identify and selectively target vulnerabilities in the mutant proteins where genetic alterations have eliminated or reduced the effectiveness of targeted therapies. Through the rapid generation of precise molecular SNÅPshots, we continually gain deeper insights into the structure of inhibitor binding sites and how commonly occurring genetic alterations lead to acquired drug resistance to existing therapies. Leveraging these insights, we aim to predict the genetic alterations most likely to cause resistance to specific existing therapies and develop compound candidates with innovative structures that are designed to inhibit the target while avoiding those mutations. Through this process, we identify product candidates that may have the potency and selectivity to, if approved, be used as important treatment options to address critical unmet needs.

Our SNÅP platform is driven by our ability to rapidly and concurrently generate iterative data from the following three key pillars.

•
Protein crystallography. We have developed proprietary protein crystallography techniques that enable us to determine the co-crystal structures of newly synthesized compounds in target proteins in as little as three days. This enables weekly generation of detailed structural insights on the precise interactions and conformational changes that occur when our potential product candidates bind to a particular target, creating opportunities to further refine the structural design.
•
Cell-based assays. We assess inhibitor potency directly in in vitro target-specific anti-proliferation assays, in addition to enzymatic assays, to enable us to simultaneously understand target potency and cell penetration as well as target-specific cell killing. Our process allows us to generate data on newly synthesized compounds in as little as two days.
•
In vivo models. Our direct structural insights and in vitro datasets are complemented by in vivo pharmacologic data generated through in-house animal models that provide us with bioavailability, pharmacokinetic data and anti-tumor activity in as little as five days.

SNÅP platform

Together, these three pillars of our platform provide a molecular SNÅPshot for our compound candidates. At this time, we are able to generate a molecular SNÅPshot for a compound candidate within one week. We believe that a sharp focus on efficiently generating these three key empirical datasets for compound candidates enables us to balance speed with the robust identification of pivotal insights to rapidly and precisely iterate on the design of our novel molecular structures.

Our Programs

Below is an overview of our programs.

Our FGFR3 Program—TYRA-300

We are developing our lead product candidate, TYRA-300, a selective inhibitor of FGFR3, initially for the treatment of mUC. One common mechanism of acquired drug resistance in kinases such as FGFR3 is the emergence of gatekeeper mutations. For example, the V555M and V555L gatekeeper mutations have been shown to block access to a portion of the binding pocket accessed by first generation FGFR compounds, such as Balversa (erdafitinib), the only currently FDA approved FGFR3 inhibitor for MIBC, as well as Truseltiq (infigratinib), an FGFR inhibitor recently approved for cholangiocarcinoma. Because we believe the gatekeeper mutation represents a key limitation to efficacy and durability of the therapeutic effect of first generation FGFR compounds, we have designed TYRA-300 to avoid interactions with the gatekeeper region of the inhibitor binding site. In cell-based assays and preclinical xenograft models, we observed that TYRA-300 had similar inhibition against both the wild-type and the gatekeeper mutations.

In addition to addressing the gatekeeper resistance mutations, we have designed TYRA-300 to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds. For example, inhibition of FGFR1 is associated with a well-characterized adverse event, hyperphosphatemia, an electrolyte disorder characterized by an elevated level of phosphate in the blood, which is commonly observed in patients treated with these inhibitors, limiting their dosing and potentially their efficacy. This is particularly important in the mUC population, where more than half of patients are ineligible for cisplatin therapy, making hyperphosphatemia resulting from pan-FGFR inhibitors more difficult to manage due to underlying renal dysfunction.

In addition, we believe that if we are able to establish a differentiated tolerability profile for TYRA-300, it has the potential to address additional indications such as non-muscle invasive bladder cancer (NMIBC) as well as other FGFR3-driven conditions, which may see limited use due to toxicity seen with pan-FGFR inhibitors.

Our FGFR2 Program

Our second product candidate, TYRA-200, is an FGFR2 inhibitor being developed as a potential treatment for patients with tumors due to activating mutations and gene alterations in FGFR2 with an initial focus on the treatment of patients with ICC. Acquired resistance mutations, such as gatekeeper and molecular brake mutations, have been observed in patients treated with Pemazyre (pemigatinib) and Truseltiq (infigratinib), the two FDA approved FGFR inhibitors for ICC, and in other late-stage clinical inhibitors, such as futibatinib. We have designed TYRA-200 to be active against multiple acquired resistant mutations that arise during treatment with other FGFR inhibitors, which we believe is necessary to address the problem of polyclonal resistance.

Our FGFR3 Skeletal Dysplasia, RET and FGFR4 Programs

Our pipeline also includes development programs targeting achondroplasia (FGFR ACH) and other FGFR3-related skeletal dysplasias as well as RET and FGFR4-related cancers. These programs are currently in the lead optimization stage. Our skeletal dysplasia program is focused on developing potential therapies for children and benefits from our structural insights into the FGFR3 selectivity we have observed with TYRA-300. These genetic syndromes are caused by mutations in the FGFR3 gene. Our RET and FGFR4 programs are focused on overcoming acquired drug resistance mutations that are clinically observed to arise in response to marketed or clinical-stage drugs in RET- and FGFR4-related cancers.

Our Strategy

At Tyra, we do not accept that cancer patients with acquired drug resistance should be left with the devastating reality of limited or no treatment options. Our vision is to become a leading precision medicine company utilizing our unique approach to designing and developing purpose-built therapies to overcome acquired drug resistance in tumors and provide treatment options to these patients who have limited or no options. Key elements of our strategy to achieve our vision are as follows:

•
Advance product candidates for acquired drug resistance mutations in FGFR3 and FGFR2 through clinical development and regulatory approval. We are developing our next-generation precision oncology programs with a goal of overcoming the tumor alterations in FGFR3 and FGFR2-driven cancers that result in resistance and reduction of therapeutic effect of first generation FGFR treatments. We are initially developing product candidates for patients with mUC and ICC who have developed resistance to FGFR inhibitors. We believe this differentiation will enable us to expand into multiple cohorts of FGFR2/3-driven cancer including patients naïve to FGFR inhibitors, tumor agnostic populations, as well as patients with other tumors driven by FGFR2/3 alterations. We anticipate filing an IND for our lead product candidate TYRA-300 in mid-2022 and for our second product candidate TYRA-200 in the second half of 2022.
•
Harness the strength of our SNÅP platform to rapidly develop additional next-generation precision therapies. We believe our SNÅP platform has disrupted the conventional process used to discover differentiated product candidates, resulting in what we believe is a significantly condensed time frame. Leveraging our SNÅP platform, we have rapidly developed an expanding pipeline of product candidates since our founding in August 2018. Although our initial focus has been on a specific set of drug targets, our SNÅP platform can be extended to multiple gene families and therapeutic areas. We plan to leverage our SNÅP platform to expand our pipeline with additional oncology and non-oncology indications where there is high unmet need, with an initial focus on our three discovery stage programs in FGFR3-related achondroplasia and RET- and FGFR4-related cancers.
•
Leverage the recent advances in the precision oncology landscape to potentially expedite our product candidates’ development. There have been multiple recent accelerated approvals by the FDA of targeted therapies on the basis of compelling clinical outcomes from single-arm dose expansion cohort clinical trials. Recent accelerated approvals have been conditionally granted in as little as three years from initial clinical testing. Although the exact clinical development and regulatory path for our product candidates has not been defined, subject to consultation with the FDA, we intend to leverage the precedent pathways used by recently approved precision oncology drugs to inform our clinical and regulatory decisions and pathway to potentially seek expedited regulatory approval, if we are successful in the clinical development, of one or more of our product candidates. However, we have not filed an IND for any of our product candidates, nor have we applied for accelerated approval by the FDA, and as a result, there can be no assurance that an accelerated pathway will be available for us or that it will lead to a faster development process or a faster regulatory review. While an accelerated pathway may potentially expedite development or the approval process, it does not change the FDA’s standards of approval or increase the likelihood that a product candidate will receive approval. In addition, advances in next-generation genomic sequencing continue to help physicians and their patients identify the mutations responsible for their cancer. We believe this may assist us in identifying and enrolling patients, thereby allowing us to accelerate the development timeline of our product candidates.
•
Maximize the value of our product candidates across multiple therapeutic areas through accelerated development and potential partnerships. We believe that our ability to generate product candidates with improved selectivity for the target of interest enables the possibility of designing and developing product candidates for indications outside of oncology. Specifically, we believe we can apply our SNÅP platform to targets, such as FGFR3, that have data validating their role in the pathogenesis of diseases, including achondroplasia and other skeletal diseases. We currently retain worldwide rights to all of our product candidates. We will consider entering into compound, target or geographic specific strategic partnerships on an opportunistic basis, especially for programs outside of oncology, if we believe that such a partnership can accelerate the development and/or maximize the market potential of a product candidate.

Background

Protein kinase inhibitors in cancer and the challenge posed by acquired drug resistance

Receptortyrosine kinases, or RTKs, are a family of proteins that respond to external growth factors affecting cell proliferation. In cancer, RTKs can be constitutively activated though gain-of-function mutations or gene rearrangements, driving tumor growth. Protein kinase inhibitors are a class of targeted therapies that can effectively block protein kinase signaling and cause tumor regression. These targeted therapies have delivered profound therapeutic benefits in the treatment of cancer. As of March 1, 2022, there were over 50 FDA-approved protein kinase inhibitors for the treatment of cancer, targeting about two dozen different protein kinases. Despite the success of these drugs, they have been susceptible to acquired drug resistance and reduction of effect, leaving patients with limited or no treatment options. In particular, these current or first-generation kinase inhibitors lose potency in response to mutations that prevent the drug from binding to the target protein, allowing the kinase to continue to function resulting in continued tumor growth. This mutation, and resulting loss of potency from these kinase inhibitors, results in the patient’s cancer becoming refractory to treatment and the patient regressing.

Overview of RTK activating mutations and acquired drug resistance mutations

Development of acquired drug resistance to kinase inhibitors is common among protein kinases. Acquired on-target resistance has emerged in nearly every validated target, including FGFR, RET, epidermal growth factor receptor, or EGFR, anaplastic lymphoma kinase, or ALK, KIT, neurotrophic tropomyosin receptor kinase, or NTRK, ROS1 and mesenchymal epithelial transition factor, or MET. These key resistance mutations can be generally grouped into four classes:

•
Gatekeeper. Mutations such as BCR-ABL T315I and EGFR T790M are known as gatekeeper mutations because they are found at a key location at the entrance to a hydrophobic pocket in the back of the adenosine triphosphate, or ATP, binding site that many kinase inhibitors access to increase potency and obtain specificity.
•
Molecular brake. Activating mutations in the kinase domain of RTKs are associated with the development of many forms of cancer. A number of these mutations cluster in a hinge region of the kinase structure, resulting in kinase activation by disengaging a highly conserved region referred to as a molecular brake.
•
Cys mutant. Irreversible kinase inhibitors, such as Tagrisso (osimertinib), typically covalently attach to cysteine residues in the kinase active site. EGFR C797S and corresponding mutations in cysteine residues of other kinases prevent binding and block the activity of these inhibitors.

•
Solvent front. Certain kinase inhibitors obtain their specificity by interacting with amino acid residues located at the opening of the ATP binding site to solvent. Mutations in these residues that lead to drug resistance are referred to as solvent front mutations.

The rapid rise of mutations that enable tumors to become resistant to previous generations of kinase inhibitors poses a challenge to drug developers, one that we believe will demand innovation for a long time to come.

Commercial success of next-generation kinase inhibitors

Osimertinib is an example of how a next-generation kinase inhibitor can not only overcome the limitations of acquired drug resistance to first generation therapies, but also demonstrate broader applicability across different lines of therapies. While first generation epidermal growth factor receptor, or EGFR, inhibitors, such as Iressa (gefitinib) and Tarceva (erlotinib), led to significant improvements in tolerability compared to standard of care chemotherapy, on average, tumor responses last only six to twelve months before disease progression. About 50% of treated patients developed drug resistance due to a gatekeeper mutation at T790M. Osimertinib’s ability to overcome this key gatekeeper mutation, which limited the duration of efficacy of first generation EGFR inhibitors, has contributed to osimertinib realizing sales of double the amount of the peak sales achieved by the two first generation inhibitors in 2013. In addition to its ability to overcome the gatekeeper mutation, osimertinib also displayed higher mutant selectivity and other performance enhancements resulting in greater tolerability, safety and efficacy. When used earlier in treatment, osimertinib nearly doubled progression-free survival compared to gefitinib or erlotinib with a better overall safety profile.

Illustration of osimertinib overcoming gatekeeper mutations

FGFR gene alterations and cancer

The FGFR family consists of four highly conserved RTKs, FGFR1-4. These receptors regulate a variety of cellular functions, including proliferation, differentiation and survival. Genomic alterations in FGFR family members occur in approximately 7% of all human cancers, representing about 126,000 new cases a year. These genomic alterations, many of which lead to increased FGFR activity, have been found in cancers throughout the body, as shown in the figure below. The highest FGFR alteration frequencies are seen in urothelial cancer, ICC, endometrial cancer, lung cancers, breast cancer and cervical cancer.

Alterations in FGFR are found in cancers throughout the body

Three FGFR targeted therapies have been approved by the FDA: erdafitinib for locally advanced or metastatic urothelial carcinoma, or bladder cancer, and pemigatinib and infigratinib for FGFR2-fusion positive ICC. These inhibitors have demonstrated clinical benefit, however response rates and duration of response are limited. While patients may initially respond to FGFR targeted therapies, many develop acquired drug resistance, ultimately resulting in disease progression and discontinuation of therapy. Decreased activity of erdafitinib and pemigatinib due to resistance mutations that alter their ability to bind to the active site, such as gatekeeper mutations, has been observed. Gatekeeper mutations have also been seen in patients in a clinical trial treated with infigratinib while acquired-resistance molecular brake mutations have been seen in patients in clinical trials of both pemigatinib and infigratinib.

Our Approach and Solution

Our SNÅP platform

We developed our proprietary SNÅP platform to efficiently identify and selectively target vulnerabilities in the mutant proteins where genetic alterations have eliminated or reduced the effectiveness of current targeted therapies. Our SNÅP platform is driven by our ability to rapidly and concurrently generate iterative data from three key pillars. Rapid generation of crystallographic data, use of custom cell-based assays and in vivo models comprise the three pillars of our platform. We leverage our platform to identify and develop product candidates that may have the potency and selectivity to address the liabilities that acquired drug resistance has created for other therapies. Collectively, our efforts to optimize and integrate these three pillars in parallel have enabled us to condense our design cycles and more quickly develop high quality, differentiated product candidates.

Rapid generation of crystallographic data

We have streamlined the use of protein crystallography for visualizing the interaction of our potential product candidates with binding pockets of protein kinases. Through our proprietary methods, we can rapidly induce crystal formation and enhance crystal durability. Together, this reduces the time required to generate new crystal structures. We routinely generate co-crystal structures on newly synthesized compounds in as little as three days, a pace that allows us to continually refresh and, we believe, improve our insights into the features and structures that enable us to discover compounds that are potent and selective inhibitors of our targets. The rapid and iterative nature of our proprietary approach also allows us to address known mutations and potentially avoid future mutations.

While conventional discovery approaches prioritize computational simulations based on a small number of structures or structural models, we believe the ability to generate a large amount of empirical data obtained from many protein crystal structures is more informative and allows us to better design our product candidates. We are able to sustain rapid crystallography throughput, enabling the generation of graphical images of protein structures with and without bound inhibitors that, when combined with enzyme, cell and in vivo assays, comprise molecular SNÅPshots. These structures show the exact binding conformation of small molecules to our protein targets as well as the variations in protein structure that they induce at a resolution down to a single tenth of an angstrom (Å). We iterate rapidly between the wet lab and the crystallography lab and believe that the resulting datasets provide us with robust empirical data more quickly relative to conventional approaches as we seek innovative compounds that can potentially overcome acquired drug resistance seen with other kinase inhibitors.

We capture variations in ligand-protein interactions by generating molecular SNÅPshots of many ligands

This figure shows several structures of the same protein which has been co-crystallized with different inhibitors. Certain regions of the protein, shown as dark gray loops, assume different conformations in the presence of different ligands. The plasticity of the protein revealed by these structures informs our drug design.

Custom cell-based assays

Determining the potency, selectively and cytotoxicity of our compounds early through custom cell-based assays allows us to rapidly evaluate, design and optimize our potential product candidates. The cell-based assays we use are a combination of cell lines derived from naturally occurring tumors and treatment-resistant tumors as well as engineered cell lines in which specific kinases or kinase mutations are introduced to create panels of isogenic cells. By providing direct evidence of cell penetration and target engagement, we believe these assays yield more meaningful information about the potential of our compounds compared to the artificial system of purified proteins used in standard enzymological screens. While we also assess the potency and selectivity of our compounds using enzyme assays, these assays primarily serve to provide concordance to the validity of our cell-based assays. As a result, these cellular systems are our primary screening tools to progress our potential product candidates. We are able to run newly synthesized compounds through these cell-based assays in as little as two days, helping to drive a rapid, iterative drug design cycle.

In vivo models

The ability to rapidly assess the potential of our compounds through in vivo models to determine their pharmacokinetic/pharmacodynamic parameters in addition to their target-specific antitumor activity is paramount.

We establish and validate the majority of our models in-house, which allows us to rapidly test new compounds and to collect actionable data in as little as five days. We feed this information back into our design cycle, allowing us to condense the traditional drug discovery timeline, prior to commencing clinical development.

A tight compound design, synthesis and testing loop

Our philosophy is to execute activities such as obtaining crystal structures, assaying for cellular activity and generating in vivo data not as a set of sequential steps, but rather in concurrence in order to save time. Whereas more traditional drug discovery efforts may rely upon the availability of crystallographic and in vivo model data at monthly intervals, we strive to generate this data on a weekly basis. We do not wait to determine if a compound passes a potency test in a cell-based assay before evaluating it in other assays, with the explicit understanding that there is key knowledge to be gained from compounds that are not as potent as expected.

Our synchronized and compressed data generation cycle time allows us to accelerate drug discovery by allowing the execution of more drug design cycles in a fixed amount of time

Our ever-growing understanding of protein and inhibitor interactions, deepened by the crystal structures we continue to generate, provides insights that we leverage in product candidate engineering. We combine these potency and selectivity predictions with metabolic stability, bioavailability and pharmacokinetics data to design small molecules with the chemical properties required to become potential product candidates. In a single weekly drug discovery cycle, we profile newly synthesized compounds as follows.

(1)
Generating a crystal structure with a target protein in as little as three days.
(2)
Evaluating activity in ‘on-target’ and ‘off-target’ cell-based assays in as little as two days.
(3)
Measuring tumor growth inhibition, or TGI, of newly synthesized compounds in as little as five days.

Taken together, the high-resolution structural data and preclinical experiments inform new chemistry designs that are rapidly synthesized for evaluation in our next weekly drug discovery cycle. This process, enabled by trade-secrets and proprietary engineered assays, comprises our SNÅP platform. Our highly experienced team of medicinal chemists efficiently utilizes our platform to rapidly synthesize compounds designed to further optimize potency and selectivity, among other properties, while avoiding interactions with mutations which are known to induce drug resistance to other kinase inhibitors.

SNÅP platform

Targeted Oncology

Targeted oncology therapies approved by the FDA since 2018 have received their initial approvals in as little as three years after their first-in-human dosing began. FDA guidance notes that the agency has at times accepted data from single-arm clinical trials as substantial evidence for accelerated approvals of oncology therapies. Based on these precedents, subject to consultation with the FDA, we believe that our product candidates may be eligible for accelerated approval by the FDA should they demonstrate appropriate safety and efficacy in our clinical trials. However, we have not filed an IND for any of our product candidates, nor have we applied for accelerated approval by the FDA, and as a result, there can be no assurance that an accelerated pathway will be available for us or that it will lead to a faster development process or a faster regulatory review. While an accelerated pathway may potentially expedite development or the approval process, it does not change the FDA’s standards of approval or increase the likelihood that a product candidate will receive approval.

Approval of targeted oncology therapies since 2018 has been granted in as little as three years from initial testing in the clinic

Our FGFR3 Program—TYRA-300

We are developing TYRA-300, a selective inhibitor of FGFR3, for the treatment of FGFR3-driven cancers initially for patients with mUC who are resistant to FGFR therapies. Resistance to approved and investigational FGFR inhibitors has been shown to arise due to mutations in the gatekeeper region of FGFR3. We have designed TYRA-300 to avoid this region of FGFR3 and, in preclinical models to date, TYRA-300 has demonstrated similar potency against both wild-type and resistant FGFR3 targets. We believe this differentiation will enable us to expand into multiple cohorts of FGFR3-driven cancer including patients naïve to FGFR therapy, tumor agnostic populations, as well as patients with high-risk NMIBC. Although no head-to-head clinical trials have been conducted, we believe the use of comparative in vitro and in vivo data from pre-clinical studies provides meaningful insight into the potential for our product candidates to improve on certain characteristics of approved and investigational FGFR inhibitors and helps inform potential future clinical development of our product candidates. We anticipate filing an IND for TYRA-300 with the FDA in mid-2022.

Market Opportunity

Urothelial cancer disease background

Urothelial cancer (UC) is one of the most common malignancies of the genitourinary system and can involve the bladder or the upper urinary tract. Patients with UC classically present with painless blood in the urine. However, because this symptom is similar to those of benign disorders, such as urinary tract infections, cystitis, prostatitis and the passage of kidney stones, diagnosis of UC is often delayed as these other, more common, conditions are ruled out. Delays in diagnosis can lead to worse outcomes due to the presence of more advanced stage disease by the time a diagnosis of UC is made. We refer to bladder cancer, NMIBC and muscle invasive bladder cancer (MIBC) when describing localized disease, and UC and mUC when describing a population that includes both bladder and upper urinary tract cancers.

An estimated 83,730 new cases of bladder cancer and 17,200 deaths are projected for 2021 in the United States. Globally, bladder cancer accounted for approximately 550,000 cases and 200,000 deaths in 2018. Bladder cancer itself is classified into two broad categories: NMIBC where the cancer is restricted to surface lining of the bladder; and MIBC, which is a cancer that has grown deeper into the bladder wall and has a higher potential metastatic spread. Approximately 30% of newly diagnosed cases of bladder cancer are MIBC. Of the remaining 70% of new diagnoses of bladder cancer that are NMIBC cases, an estimated 10 to 15% progress to MIBC. Whereas the five-year survival for early stage NMIBC is 96%, it falls to 6.4% for metastatic MIBC.

FGFR3 is a protein receptor expressed on the cell surface that stimulates cellular proliferation upon binding of a fibroblast growth factor. Uncontrolled activation of FGFR3 has been implicated in the oncogenesis of multiple solid tumor types. The incidence of activating FGFR3 mutations in bladder cancer has been estimated to be as high as 75% in NMIBCs and up to 20% of mUC, making FGFR3 an attractive target for development.

Limitations of current therapies

Standard of care and current limitations for the treatment of locally advanced or metastatic UC

Patients suffering from locally advanced or metastatic UC have limited treatment options and there continues to be a high unmet need. These options come with significant toxicities, lack of durable response and potential diminished quality of life. The initial standard treatment for patients is typically platinum-based chemotherapy with cisplatin (or carboplatin) in combination with gemcitabine. Unfortunately, the median overall survival for patients treated with chemotherapy is only 12.7 months. Following chemotherapy, patients may receive immunotherapies, such as Bavencio (avelumab) as maintenance therapy or Keytruda (pembrolizumab) after progression on chemotherapy. Responses to immunotherapy are limited and overall survival for immunotherapy is 10.3 months on average. Alternatively, patients may also receive other chemotherapies, such as Taxotere (docetaxel), Taxol (paclitaxel), or Javlor (vinflunine) alone, however overall survival is typically no greater than 7 to 9 months in select patients. Recent Phase 3 data demonstrated that the antibody-drug conjugate Padcev (enfortumab vendotin) improved overall survival to 12.8 months compared to chemotherapy following disease progression after initial platinum-containing chemotherapy and immunotherapy. Tropdelvy (sacituzumab govitecan-hziy), another antibody-drug conjugate targeting the Trop-2 receptor, was recently granted accelerated approval for mUC following treatment with platinum-containing chemotherapy and a checkpoint inhibitor based upon an overall response rate of 33.3%. The relativity low overall response data and overall survival data come with significant toxicities and we believe highlights the unmet need for therapies with greater efficacy and tolerability.

Standard of care and current limitations for the treatment of localized MIBC

Patients suffering from localized MIBC are potentially curable with surgery, which may include trans-urethral resection, or TURBT, partial cystectomy (partial removal of the bladder), or radical cystectomy (complete removal of the bladder and nearby lymph nodes) depending on the stage of the tumor. For those who are not physically able or willing to undergo surgery, localized radiation to the bladder is an option, but local recurrence rates are high, survival rates are no better than surgery, and few contemporary randomized studies have been performed comparing radiation and surgery in the same population of patients. TURBT and partial cystectomy are reserved for highly selected patients with earlier stage tumors, often combined with neoadjuvant chemoradiotherapy for those who are willing and able to tolerate such aggressive therapy. Despite these strict criteria, recurrence rates are high (as high as 60% in some series). For the majority of patients who can have surgery, complete removal of the bladder and lymph nodes remains the only potentially curative treatment option. However, despite such a life altering operation, recurrence of metastatic disease is estimated to be 50%, highlighting the need for effective adjuvant therapies that can decrease the risk of recurrence. Nivolumab was recently approved for the adjuvant treatment of patients at high risk for recurrence following surgery for bladder cancer. While there are no currently approved targeted therapies available for NMIBC, a number of tyrosine kinase inhibitors are being studied in this setting. We believe that effective oral therapies that can reduce the rate of recurrence following surgery remains a high unmet need.

Standard of care and current limitations for the treatment of NMIBC

NMIBC comprises the largest population of bladder cancer patients, representing 70-75% of cases diagnosed annually in the United States. Initial evaluation consists of local resection to confirm the diagnosis and establish the grade and stage of the tumor. The majority of cases are low grade lesions confined to the lining of the bladder. However, a significant proportion are considered high risk for recurrence. Treatment of NMIBC is directed at reducing recurrences and preventing progression to a more advanced stage. For low grade lesions, local resection with or without adjuvant Bacillus Calmette-Guerin, or BCG, and close follow up are usually successful in curing the disease, whereas high risk lesions should be treated with either adjuvant BCG or radical cystectomy. Recurrence overall for NMIBC is 30-70%, but for high-risk patients, 5-year recurrence rates are as high as 80%, with progression to muscle invasive disease in up to 50% of patients. An additional 10-15% will recur with metastatic disease. Following recurrence of NMIBC, few bladder-sparing options are available to prevent future recurrences and disease progression. Those with NMIBC that recurs following BCG and are unable or refuse surgery may be treated with pembrolizumab, which was approved based on a complete response rate of 41% and a median duration of response of 16.2 months, highlighting the need for the majority of patients for additional treatment options.

FGFR Inhibitors

Patients with genetic alterations in FGFR3 can be treated with FGFR inhibitors. Currently, the only FDA approved FGFR inhibitor for locally advanced or metastatic UC is erdafitinib, which received accelerated approval in the United States in 2019. In clinical trials, erdafitinib demonstrated a 32.2% overall response rate and a median duration of response of 5.4 months. We believe one of the key limitations to erdafitinib’s duration of response is the emergence of mutations like the gatekeeper mutation. In addition, this mutation may impact the efficacy of other first generation FGFR inhibitors such as infigratinib, pemigatinib and futibatinib. In a study of infigratinib and other FGFR inhibitors, the mutation that has been described in patients is the valine to methionine gatekeeper mutation at the V555 position of FGFR3, which results in a significant shift in potency of all of the first generation FGFR inhibitors. Once patients progress due to acquired drug resistance, there are very few options available, representing a significant unmet need in this patient population.

FGFR gatekeeper mutations block binding, resulting in a loss of potency in first generation FGFR inhibitors such as erdafitinib

Erdafitinib is a pan-FGFR inhibitor and due to its lack of selectivity there may be toxicities associated with the inhibition of FGFR receptors 1, 2 and 4. FGFR1 is expressed in kidney cells where it regulates phosphate and calcium reabsorption, and inhibition of FGFR1 results in hyperphosphatemia. Hyperphosphatemia was the dose-limiting toxicity and was reported in over 70% of patients in a clinical trial of erdafitinib. Hyperphosphatemia and other toxicities contributed to interruptions in 68% of patients and dose reductions in 53% of patients. We believe this is a key limitation of erdafitinib’s efficacy. A similarly high rate of FGFR-related toxicities has been reported in clinical trials of other non-isoform selective FGFR inhibitors including pemigatinib, infigratinib and futibatinib.

Approximately 60-80% of NMIBC has been shown to carry FGFR3 gene alterations, the majority of which are activating point mutations. There are currently no approved therapies for FGFR3-driven NMIBC patients who have recurred following adjuvant BCG therapy. FGFR inhibitors have the potential to be highly efficacious in NMIBC, as demonstrated by three complete responses in four clinical trial patients with NMIBC treated with infigratinib. However, toxicities associated with this pan-FGFR inhibitor in that trial resulted in poor tolerability and limited treatment duration, and the trial was terminated early. We believe a highly specific FGFR3-directed inhibitor, with minimal effects from other FGFR-related toxicities, could be highly efficacious and represents an attractive future market opportunity for our product candidate.

We believe the limitations of current standard of care therapies, as well as the liabilities of first generation FGFR inhibitors, necessitates a solution that can address this unmet need and improve patient outcomes.

Our solution, TYRA-300

In preclinical models to date, TYRA-300 has demonstrated potency against the gatekeeper mutation and selectivity for FGFR3. Although no head-to-head clinical studies have been conducted, we believe that these pre-clinical studies assist with the characterization of our product candidates and inform future clinical development.

TYRA-300 is active in a bladder cancer xenograft model

UM-UC-14 is a human bladder cancer cell line which contains an FGFR3 S249C activating mutation. TYRA-300 was tested in a preclinical mouse xenograft model using this cell line, as seen in the figure below. TYRA-300 given either once daily, or QD, at a dose of 18 mg/kg or twice daily, or BID, at a dose of 9 mg/kg led to substantial inhibition of tumor growth in this model. We observed 90% tumor growth inhibition, or TGI, at the 9 mg/kg BID dose and 96% TGI at the 18 mg/kg QD dose. We observed 91% TGI with erdafitinib using a 12.5 mg/kg BID dose in this study.

TYRA-300 tumor growth inhibition in a UM-UC-14 xenograft model

Antitumor activity in the FGFR3 S249C activating mutant UM-UC-14 bladder cancer xenograft model in nu/nu mice of various doses of TYRA-300 (3, 6, and 9 mg/kg BID, upper left; and 6, 12, and 18 mg/kg QD, lower left) and erdafitinib (12.5 mg/kg BID) shown in both the upper and lower left. Body weight averages for the dose groups depicted in the upper and lower left are shown in the upper and lower right, respectively. All doses were by oral administration. No TGI was observed for TYRA-300 at 3 mg/kg BID. TGI observed for the other TYRA-300 doses is shown in parentheses; 6 mg/kg BID (53%), 9 mg/kg BID ( 90%), 6 mg/kg QD (46%), 12 mg/kg QD (80%), and 18 mg/kg QD (96%). We observed 91% TGI for 12.5 mg/kg BID erdafitinib. Data points represent mean tumor volume (n=6 per group except 6 mg/kg BID TYRA-300 dosing group where one animal was found dead at day 7 of treatment where n=5) and error bars represent standard error of the mean.

In this model, we used a salt form of TYRA-300, and the vehicle is 30% hydroxypropyl beta cyclodextrin, or HP-ß-CD, for both the erdafitinib and TYRA-300 groups. Based on the results of this study, we expect to use a salt form of TYRA-300 for future TYRA-300 development. The salt form/cyclodextrin formulation used here replaces the polyethylene glycol 400 formulation we used in the bladder cancer xenograft model utilizing the RT112/84 +/- V555M immortalized cancer cell line, as described further below.

Potent inhibition of FGFR3 mutants including gatekeeper mutations

We utilized our SNÅP platform to design TYRA-300 to avoid any interactions with the gatekeeper region of FGFR3, which most other FGFR kinase inhibitors rely on for potency. In a bladder cancer xenograft model, we observed that we could obtain FGFR3 potency roughly equivalent to that of erdafitinib, by targeting other parts of the kinase active site. Although no head-to-head clinical studies have been conducted, this design strategy provides what we believe is a key advantage in that FGFR3 proteins containing gatekeeper mutations, such as V555M, were inhibited by TYRA-300 with very similar potency to wild-type FGFR3. Other FGFR inhibitors were at least 30-fold less potent versus FGFR3 V555M.

TYRA-300 retained potency against multiple potential acquired drug resistance mutations in FGFR3

TYRA-300 retained potency in a V555M CRISPR mutated RT112/84 immortalized cancer cell line

The ability of TYRA-300 to maintain potency against the V555M gatekeeper mutation, as observed in in vitro assays conducted to date, was tested in a preclinical xenograft model containing an FGFR3 fusion, as seen in the figure below. TYRA-300, at a dose of 12.5 mg/kg twice daily, led to significant inhibition of tumor growth in this model. We also observed inhibition of tumor growth by erdafitinib at a dose of 12.5 mg/kg twice daily in this model. We engineered a gatekeeper mutation into the cell line used for this model. We observed 77% inhibition of tumor growth by TYRA-300 in xenografts using the cell line containing the gatekeeper mutation, while we observed 12% tumor growth inhibition in the gatekeeper xenograft treated with erdafitinib.

TYRA-300 tumor growth inhibition was maintained in the presence of the FGFR3 V555M gatekeeper mutation in a RT112/84 xenograft model

Anti-tumor activity of TYRA-300 (95% TGI, upper left) and erdafitinib (73% TGI, lower left) dosed twice daily, or BID, by oral administration in the FGFR3::TACC3 fusion activating RT112/84 bladder cancer xenograft model in Balb/c nude mice. Data points represent mean tumor volume (n=8 per group on left, n=6 per group on right) and error bars represent standard error of the mean. To test the effect of the gatekeeper mutation on tumor growth inhibition, we introduced the V555M mutation into the FGFR3::TACC3 fusion gene in the RT112/84 cell line using CRISPR. Anti-tumor activity in this isogenic gatekeeper containing model was evaluated using TYRA-300 (77% TGI, upper right) and erdafitinib (12% TGI, lower right) dosed BID by oral administration. The erdafitinib delivery vehicle in this experiment is 20% hydroxypropyl beta cyclodextrin and the TYRA-300 delivery vehicle is polyethylene glycol 400.

High selectivity for FGFR3

Designing inhibitors that bind to the ATP-binding site and can selectively differentiate between FGFR3 and FGFR1 is challenging due to the near-identical amino acid sequence in this site. We utilized the differentiated approach of our SNÅP platform to generate compounds, including TYRA-300, that capitalize on subtle conformational differences between FGFR3 and FGFR1 to obtain greater than ten-fold selectivity for FGFR3 versus FGFR1. In comparison, other FGFR inhibitors that are approved or in clinical development such as erdafitinib, pemigatinib, futibatinib and infigratinib, have demonstrated low or no selectivity for FGFR3. The high FGFR3-specificity that we observed to date for our potential product candidates for FGFR3 also extended to the broader family of protein kinases, where we showed that very few kinases were inhibited by our potential product candidates. Although we have not conducted any head-to-head clinical studies, we believe that TYRA-300’s relative selectivity for FGFR3 observed in pre-clinical studies may address dose limiting toxicities of the first generation compounds, enabling higher dosing and potentially better efficacy.

TYRA-300 was highly selective for FGFR3 over other FGFR isoforms in a Ba/F3 cell-based assay

Beyond selectivity for FGFR3 relative to FGFR1, FGFR2 and FGFR4, TYRA-300 avoided off-target inhibition of other kinases when profiled in a scanMAX (KINOMEscan) screen.

TYRA-300 was highly selective for FGFR3 over other protein kinases

Phosphate levels in vivo

In a xenograft model using a bladder cancer-derived cell line RT112/84 shown above, treatment with TYRA-300 led to tumor regression at a dose of 12.5 mg/kg delivered twice a day. Treatment with erdafitinib also resulted in tumor volume reduction at the same dose in this model. Because the human dosing of erdafitinib is limited by hyperphosphatemia we measured the plasma phosphate levels in male Sprague Dawley rats 24 hours after dosing. Plasma phosphate levels in TYRA-300 treated rats were not substantially elevated at 10 mg/kg, 30 mg/kg, or 60 mg/kg doses, unlike the erdafitinib doses, as seen in the figure below. We believe TYRA-300 may be able to sustain higher doses without inducing hyperphosphatemia.

TYRA-300 did not elevate phosphate relative to erdafitinib

Effect of a single oral dose (10, 30 or 60 mg/kg) of TYRA-300 or erdafitinib on plasma phosphate levels 24 hours after dosing in male Sprague Dawley rats. Each data point represents the plasma phosphate measurement from the pooled sample of all 4 rats per dose group. Plasma phosphate levels were observed to be lower in the TYRA-300 treated groups than in the erdafitinib treated groups.

Clinical Development plans for TYRA-300

We are currently conducting IND-enabling studies for TYRA-300. In a completed 10-day non-GLP toxicology study in rats, TYRA-300 was well tolerated at dose levels up to 20 mg/kg in both males and females. We are conducting GLP toxitcology studies in animals of TYRA-300 using the salt form/cyclodextrin formulation as part of our IND-enabling activities.

We plan to file an IND with the FDA for TYRA-300, followed by initiation of a Phase 1/2 clinical trial. We anticipate that the Phase 1 portion of the trial will be designed as an accelerated dose escalation in any advanced solid tumor refractory to existing therapies, including dose expansion cohorts of patients with FGFR3-positive cancers. The primary objectives of the Phase 1 portion of the trial will be evaluation of the safety and tolerability of TYRA-300 and a determination of the recommended Phase 2 dose, or RP2D. In addition, we plan to characterize the pharmacokinetic/pharmacodynamic relationship for TYRA-300 as well as conduct early validation of a liquid biopsy companion diagnostic test to assist us in identifying appropriate patients for our product candidates.

We are designing the Phase 2 portion of our trial to be consistent with the well-established precedent of clinical trials of approved targeted therapies. If the data from any or all of these predefined patient populations are sufficient to support marketing authorization, we expect to seek feedback from the FDA in order to evaluate our ability to pursue and receive accelerated approval in the United States. We have not received any feedback from the FDA relating to our plans to pursue accelerated approval in the United States, and there can be no assurance that after our evaluation of the feedback and other factors, we will decide to pursue accelerated approval or any other form of expedited development, review or approval. We initially plan to evaluate TYRA-300 in the following three populations of FGFR3-positive tumors.

•
Metastatic UC patients who have received an FGFR inhibitor previously and have developed resistance to that inhibitor due to an FGFR3 mutation, such as the gatekeeper V555M.
•
Metastatic UC patients who have not yet received an FGFR inhibitor where we believe a reduction in toxicities and side effects, as well as the avoidance of the selection for the V555M gatekeeper mutations, have the potential to lead to improved tolerability, higher dosing and increasing the duration of responses.
•
Any solid tumors containing known activating FGFR3 gene alterations.

If TYRA-300 is well-tolerated, we plan to evaluate additional patient populations as adjuvant therapy for localized MIBC following surgery and in recurrent NMIBC following BCG therapy, where reduction in side effects is a significant consideration for treatment choice and patient adherence.

We plan to select a diagnostic company to use a liquid biopsy companion diagnostic test to aid in identifying appropriate patients for this clinical trial.

Potential indications for TYRA-300

FGFR3 mutations in initial patient populations include S249C, R248C, Y373C, G370C and FGFR3-TACC3 fusions with a resistance mutation including the V555 gatekeeper. FGFR3 mutations in follow-on patient populations that are naïve to FGFR therapy include S249C, R248C, Y373C, G370C and FGFR3-TACC3 fusions.

Our FGFR2 program—TYRA-200

Our second product candidate, TYRA-200, is a small molecule inhibitor of FGFR2 for the treatment of FGFR2-dependent cancers, initially for patients with ICC who are resistant to FGFR therapies. Similar to therapies designed for the treatment of FGFR3-driven cancers, resistance to both approved and investigational FGFR inhibitors has been shown to arise due to gene alterations in FGFR2. We have designed TYRA-200 to be active against multiple acquired resistant mutations that arise during treatment with other FGFR2 inhibitors. Although no head-to-head clinical trials have been conducted, we believe the use of comparative in vitro data from pre-clinical studies provides meaningful insight into the potential for TYRA-200 to improve on certain characteristics of approved and investigational FGFR inhibitors, and helps inform potential future clinical development of TYRA-200. We plan to file an IND for TYRA-200 in the second half of 2022.

ICC disease background

ICC is a form of cancer that originates in the bile ducts, which are a series of thin vessels that transport bile from liver cells to the small intestine. Diagnosis of ICC is often difficult as it is not associated with any specific symptoms other than dull abdominal pain, weight loss and elevated liver enzymes. ICC is a rare tumor, accounting for only 3% of gastrointestinal malignancies worldwide, with an incidence in the United States estimated to be 0.95 cases per 100,000. However, the incidence of this disease has risen in the past 30 years. The median overall survival for all patients diagnosed with ICC is reported to be 16.1 months. The median overall survival for patients diagnosed with late-stage disease is less than one year.

FGFR2 is a protein receptor present on the cell surface that promotes cellular proliferation and transformation upon binding of fibroblast growth factor. Similar to FGFR3, activating gene alterations of FGFR2 have been implicated in the tumorigenesis of multiple solid tumor types. Approximately 15-20% of patients with ICC have genetic alterations in FGFR2, which are primarily gene fusions and activating mutations.

Standard of care and current limitations for the treatment of ICC

Currently, surgical recession is the only curative option available to ICC patients. However, only approximately one-third of patients are eligible for surgery at diagnosis. The remaining patients with unresectable tumors are typically treated with chemotherapies. The recommended frontline regimen is a combination of gemcitabine and cisplatin, which offers a median overall survival benefit of 11.7 months. Upon disease progression, patients with actionable mutations, such as FGFR2 alterations, are eligible to receive targeted therapies.

FGFR inhibitors

Patients with genetic alternations in FGFR2 are eligible to be treated with Pemazyre (pemigatinib), an FGFR inhibitor that received accelerated approval in the United States in 2020 for treatment following chemotherapy. In the Phase 2 clinical trial of pemigatinib for the treatment of ICC, the overall response rate was 36% with a median duration of response of 9.1 months. A second FGFR inhibitor, Truseltiq (infigratinib), received accelerated approval in the United States in 2021 based on an overall response rate of 23% and a median duration response of 5.0 months. We believe a critical unmet need for patients with FGFR2 fusion or FGFR2-altered ICC is balancing the potency for the wild type and the numerous on-target resistance mutations that emerge in patients treated with currently approved and investigational FGFR inhibitors. The most frequently occurring acquired drug resistance mutations are active site mutations such as the gatekeeper and amino acids comprising the molecular brake. These mutations, as well as allosteric gain-of-function mutations, have been observed clinically to confer resistance to current FGFR inhibitors. We believe maintaining potency against these mutations as well as wild-type FGFR2 could potentially improve efficacy and duration of response.

Acquired drug resistance is common in patients with ICC treated with FGFR inhibitors

Our solution, TYRA-200

In preclinical models to date, TYRA-200 has demonstrated potency against gatekeeper, molecular brake, and A-loop activator mutations and selectivity for FGFR1-3 over FGFR4. Although no head-to-head clinical studies have been conducted, we believe that these pre-clinical studies assist with the characterization of TYRA-200 and inform future clinical development.

TYRA-200 is active in an FGFR2 driven endometrial cancer xenograft model

AN3CA is a human endometrial cancer cell line which contains an FGFR2 N550K activating mutation. TYRA-200 was tested in a preclinical mouse xenograft model using this cell line, as seen in the figure below. TYRA-200 given twice daily, or BID, at a dose of 10 mg/kg or 15 mg/kg BID led to substantial inhibition of tumor growth in this model. We observed TGI with futibatinib using a 15 mg/kg QD dose in this study.

TYRA-200 tumor growth inhibition in a AN3CA xenograft model

Antitumor activity in the FGFR2 N550K, K311R mutant AN3CA endometrial cancer xenograft model in nu/nu mice of various doses of TYRA-200 (10 and 15 mg/kg BID, left) and futibatinib (15 mg/kg QD, right). All doses were by oral administration. Regression, calculated as % Regression (for ∆T<0) = 100*(∆T/T0,), observed for TYRA-200 10 mg/kg BID is 14%, and for 15 mg/kg BID is 56%. We observed 5% regression with 15 mg/kg QD futibatinib. The vehicle for TYRA-200 is 30% hydroxypropyl beta cyclodextrin, and the vehicle for futibatinib is 0.5% hydroxypropyl methylcellulose with 0.2% tween 80. Data points represent mean tumor volume (n=6 per group) and error bars represent standard error of the mean.

Potent inhibition of FGFR2 mutants including gatekeeper, molecular brake, and A-loop activator mutations

We utilized our SNÅP platform to design TYRA-200 to retain potency for a variety of acquired resistance mutations that alter FGFR2 protein structure and consequently can affect inhibitor potency. In preclinical models conducted to date, TYRA-200 has demonstrated similar potency in FGFR2-driven Ba/F3 cells to erdafitinib, pemigatinib, futibatinib or infigratinib, while reducing or eliminating the decrease in potency observed with N550K/H/D and E566A molecular brake, V565F/L/I gatekeeper, and K660E/N A-loop activator resistance mutations.

Acquired resistance mutations alter FGFR2 protein structure

TYRA-200 retained potency against multiple potential acquired drug resistance mutations in FGFR2

TYRA-200 retained potency against multiple acquired drug resistance mutations in FGFR2-driven Ba/F3 cell lines

The potential of TYRA-200 to maintain potency against the V565F gatekeeper mutation, a key liability of pemigatinib, infigratinib, futibatinib, and erdafitinib as observed in in vitro assays conducted to date, was tested in a preclinical allograft model of an FGFR2-driven Ba/F3 cell line with the V565F gatekeeper mutation as seen in the figure below. We observed 96% and 98% inhibition of tumor growth by TYRA-200 in the allograft, while we observed 62% tumor growth inhibition in the allograft treated with futibatinib.

TYRA-200 tumor growth inhibition was maintained in the presence of the FGFR2 V565F gatekeeper mutation in a Ba/F3 FGFR2 allograft model

Antitumor activity in the Ba/F3-FGFR2 V565F gatekeeper mutant model in nu/nu mice of various doses of TYRA-200 (10 and 15 mg/kg BID, left) and futibatinib (15 mg/kg QD, right). All doses were by oral administration. TGI observed for TYRA-200 10 mg/kg BID is 96%, and for 15 mg/kg BID is 98%. We observed 62% TGI for 15 mg/kg QD futibatinib. The vehicle for TYRA-200 is 30% hydroxypropyl beta cyclodextrin, and the vehicle for futibatinib is 0.5% hydroxypropyl methylcellulose with 0.2% tween 80. Data points represent mean tumor volume (n=6 per group) and error bars represent standard error of the mean.

Selectivity for FGFR4

Designing covalent inhibitors that bind to the ATP-binding site and can selectively differentiate between FGFR2 and other isoforms is challenging due to the near-identical amino acid sequence in this site. We utilized the differentiated approach of our SNÅP platform to generate compounds, including TYRA-200, that capitalize on subtle conformational differences between FGFR4 and the other isoforms to obtain greater selectivity for FGFR1-3 versus FGFR4. In comparison, the covalent FGFR inhibitor futibatinib has demonstrated lower selectivity for FGFR4. The high FGFR1-3-specificity that we observed to date for TYRA-200 also extended to the broader family of protein kinases, where we observed that very few kinases were inhibited. Although we have not conducted any head-to-head clinical studies, we believe that TYRA-200’s relative selectivity for FGFR1-3 observed in pre-clinical studies may result in improved tolerability with respect to futibatinib.

TYRA-200 was selective for FGFR1-3 over FGFR4 in a Ba/F3 cell-based assay

Beyond selectivity over FGFR4, TYRA-300 avoided off-target inhibition of other kinases when profiled in a scanMAX (KINOMEscan) screen.

TYRA-200 was highly selective for FGFR2 over other protein kinases

Development plans for TYRA-200

We plan to pursue a clinical development strategy for TYRA-200 similar to that of TYRA-300, and anticipate an IND submission in the second half of 2022. We plan to initially develop TYRA-200 for the treatment of patients with ICC who have developed drug resistance mutations to existing FGFR therapies, including the V565 gatekeeper or N550 molecular brake mutations. We believe there is potential for TYRA-200 beyond this initial patient population, including in FGFR-treatment naïve patients with ICC and in patients with endometrial carcinoma, where up to 10-16% of patients have FGFR2 mutations. Beyond these cohorts, we intend to assess the efficacy of TYRA-200 in other patient populations with activating gene alterations in FGFR2, such as colorectal cancer, melanoma, breast cancer, ovarian cancer, gastroesophageal cancer and lung cancer.

Potential indications for TYRA-200

Opportunity for a second non-oncology FGFR3 selective inhibitor

Beyond oncology, FGFR3 is implicated in many developmental disorders, such as achondroplasia and other skeletal dysplasias, due to its role in regulating bone and cartilage formation. We believe that there is an opportunity to develop a second FGFR3 selective inhibitor for the treatment of long-term complications associated with skeletal dysplasia including achondroplasia.

Achondroplasia background

Achondroplasia, the most common form of dwarfism, is a bone disorder that prevents proper cartilage growth and development, resulting in incomplete growth of the long bones in the arms and legs, malformation of the spine and chest and characteristic facial features. It occurs in approximately 1 in 15,000 to 40,000 newborns worldwide, and it is estimated that there are approximately 250,000 affected individuals worldwide. Achondroplasia can cause health complications such as restriction of breathing, obesity, recurrent ear infections and exaggerated inward curve of the spine as well as more serious problems that result from a narrowing of the spinal canal in infants at the base of the skull.

FGFR3 is normally expressed in chondrocytes (cartilage cells) in growth plates where it plays a role in bone growth. Mutations in FGFR3 can cause skeletal dysplasias including achondroplasia where a specific mutation, G380R, causes FGFR3 to be overactive, resulting in deficiencies in bone formation, primarily in long bones, causing these bones to be shorter than normal. Because the mutation in FGFR3 is an activating mutation, the presence of a single copy of a mutated gene results in increased activity and achondroplasia. Approximately 80% of cases of achondroplasia arise through spontaneous mutation of FGFR3.

Unmet need in achondroplasia

Voxzogo (vosoritide) is a C-naturetic peptide analog that is a once daily injectable that was recently approved in the United States to increase linear growth in children with achondroplasia who are 5 years of age and older whose growth plates have not closed. In Europe, Voxzogo is approved to treat children with achondroplasia aged 2 and older whose growth plates have not closed. While this is an important milestone in the treatment of children with achondroplasia, the therapeutic benefit of increasing growth velocity is not yet known. A more direct approach to addressing short stature in achondroplasia is limb lengthening surgery. In this type of surgery, rods are inserted into the long bones and used to stretch the limbs. These surgeries are typically performed in younger patients who are still undergoing active bone growth. There are other short-term and life-long complications such as sleep apnea and spinal stenosis associated with these skeletal dysplasia syndromes. Individuals may need to undergo surgery to correct spine or bone abnormalities and to reduce the pressure inside the brain in cases of hydrocephaly due to a narrow foramen magnum. In rarer genetic syndromes such as thanatophoric dysplasia, another FGFR3-related skeletal disorder, children often die in the neonatal period due to the severity of the skeletal abnormalities. As such, there remains a high unmet need for therapies to address these conditions.

Opportunity for FGFR3 inhibitor

We believe that an oral, highly selective inhibitor of mutant FGFR3 is highly desirable in this pediatric population because it has the potential to address long-term complications in affected individuals, including spinal stenosis, scoliosis and respiratory problems, alleviating the need for multiple painful surgeries and improving quality of life for this patient population.

Our RET and FGFR4 inhibitor discovery programs

RET and FGFR4 are both RTKs that perform important cell-signaling functions and are susceptible to oncogenic genetic alterations. Both RET and FGFR4 can lead to malignancies across multiple tumor types. In certain RET-driven tumors, Retevmo (selpercatinib) and Gavreto (pralsetinib) are both approved by the FDA, however, drug resistant mutations have emerged. For FGFR4-driven tumors, there are no currently approved therapies. Acquired drug resistance due to tumor mutation has been observed in current clinical stage drug candidates. This acquired drug resistance can limit drug durability, creating unmet need. We intend to utilize our SNÅP platform to develop product candidates that can potentially overcome drug resistant mutations and potentially improve patient outcomes.

Prevalence of RET alterations in cancer

RET is an RTK that is essential for neuronal and embryonic development. Activating genetic alterations such as gene fusions and point mutations in RET are oncogenic. In non-small cell lung cancer, or NSCLC, and papillary thyroid carcinoma, or PTC, RET gene fusions lead to constitutive activation and oncogenesis. In NSCLC, 1 to 2% of patients who are negative for mutations or rearrangements in other common oncogenic drivers such as EGFR, ERBB2, BRAF, KRAS and ALK, have RET fusions. In PTC, the most common form of thyroid cancer, an estimated 35% of cases in North America and up to 65% of cases in other geographies are associated with RET fusions. In sporadic medullary thyroid carcinoma, or MTC, approximately half of patients have activating mutations in RET, whereas in familial cancer syndromes, such as MEN2B, germline RET mutations at M918T predispose carriers to MTC.

Limitations of current RET inhibitors

The first FDA approved therapies for RET-driven tumors were Caprelsa (vandetanib) and Cabometyx (cabozantinib), both of which are multi-kinase inhibitors approved for MTC that has progressed on standard therapy or is symptomatic and in need of treatment. Selpercatinib and pralsetinib are highly specific next-generation RET inhibitors that have received accelerated approval in patients with RET-dependent tumors including NSCLC, PTC and MTC.

Both vandetanib and cabozantinib were approved in MTC without a restriction to the RET-mutated population. For patients with MTC with activating RET mutations treated with these therapies, secondary resistance mutations at the gatekeeper position V804 arise during treatment and can be identified at the time of disease progression. Selpercatinib and pralsetinib address a key liability of the first-generation multi-kinase inhibitors at V804. In metastatic RET-fusion positive patients with NSCLC that had previously failed platinum-based chemotherapy, selpercatinib treatment led to a 62% response rate with a median duration of response of 17.5 months. In patients with treatment-naïve NSCLC, the overall response rate was 85%. An overall response rate of approximately 70% was observed in RET-mutant MTC regardless of whether patients had previously failed on other kinase inhibitor therapies. Roughly similar efficacy was observed in clinical trials with pralsetinib. Both selpercatinib and pralsetinib received accelerated approval in the United States in 2020.

Although selpercatinib and pralsetinib were only approved in 2020 and therefore do not have a long history of use, the emergence of acquired drug resistance mutations has already been observed at the G810 solvent front. Based on the observed history with other targeted therapies in molecularly defined subgroups, we believe the use of these drugs will likely lead to additional resistance liabilities over time.

Our RET Program

We are planning to develop a RET-specific inhibitor that is insensitive to the V804 gatekeeper and the G810 solvent front mutations. Our drug discovery efforts are driven by our ability to gain molecular-level detail and insights from internally derived co-crystal structures of selpercatinib, pralsetinib and other inhibitors bound to RTKs. Recent publications have shown that these inhibitors have liabilities at the gatekeeper, the solvent front, or other parts of the ATP-binding pocket. Our focus is to develop RET inhibitors that address many of these key liabilities, an approach which we believe will allow our product candidates to demonstrate antitumor activity in patients who progress on current-generation RET inhibitors.

Our initial development plans for our RET inhibitor product candidate will focus on patients who fail previous treatment with a RET inhibitor due to acquired mutations in V804 or G810. We anticipate that our RET inhibitor will also have potential for antitumor activity in patients with RET treatment-naïve containing RET fusions or RET activating mutations.

Potential patient populations for our RET inhibitor

Role of FGFR4 in cancer

FGFR4 regulates bile acid synthesis and hepatocyte proliferation in the liver in response to fibroblast growth factor 19, or FGF19. Amplification of the gene encoding FGF19 has been implicated in activation of FGFR4 through autocrine signaling and may represent a biomarker that identifies a subpopulation of hepatocellular carcinoma, or HCC, that may be susceptible to FGFR4 inhibition. FGFR4 gene alterations such as activating point mutations and fusions have been identified in rare populations such as pediatric rhabdomyosarcoma and a variety of other solid tumors.

There are currently no approved therapies for FGFR4-driven cancers. Fisogatinib is an FGFR4 inhibitor in clinical development. A Phase 1 clinical trial with fisogatinib obtained tumor regression in patients with HCC with aberrant FGF19 expression, indicating that FGFR4 may be an important driver of disease in select patients. Results from this trial led to the identification of FGFR4 mutations associated with acquired drug resistance. These mutations included V550 gatekeeper mutations and C552 mutations, both of which were found to cause a loss of fisogatinib potency of more than 1,000-fold.

Our FGFR4 Program

Our FGFR4 drug discovery efforts are driven by our deep structural understanding of the FGFR family including over 40 co-crystal structures of FGFR4 itself. We are planning to develop an FGFR4-specific inhibitor that is insensitive to the V550 gatekeeper and the C552 mutations. We anticipate that our product candidate will also have potential for antitumor activity in patients with spontaneous FGFR4 activating mutations at the gatekeeper (V550) and molecular brake (N553), as well as in rare FGFR4 fusions.

Initial development plans for our FGFR4 inhibitor will focus on patients with FGF19-amplified HCC, activating point mutations in pediatric rhabdomyosarcoma, and other rare populations with FGFR4 fusions and activating mutations.

Potential patient populations for our FGFR4 inhibitor

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our team, and our development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, and are more convenient or less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we can, which could result in our competitors establishing a strong market position before we are able to enter the market or could otherwise make our development more complicated. We believe the key competitive factors affecting the success of all of our programs are likely to be efficacy, including duration of human response and breadth of coverage, safety and patient convenience.

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cell-based therapies, and traditional chemotherapy. There are three currently approved pan-FGFR inhibitors in the U.S.: Incyte Corporation’s Pemazyre (pemigatinib) and QED Therapeutics’ Truseltiq (infigratinib), each approved for FGFR2 gene rearrangements in cholangiocarcinoma; and Janssen Biotech, Inc.’s Balversa (erdafitinib), approved in specific FGFR3 and FGFR2 gene alterations in urothelial cancer. Both Incyte (NCT03656536) and QED (NCT03773302) are conducting global Phase 3 confirmatory studies in treatment-naïve metastatic ICC, and Janssen is conducting a global Phase 3 confirmatory study in metastatic urothelial cancer in subjects who have received 1 or 2 prior therapies (NCT03390504).

In addition to the confirmatory study in ICC, pemigatinib is being studied in NMIBC (NCT03914794); as adjuvant therapy following surgery for bladder cancer (NCT04294277); in tumor agnostic cancer populations (NCT04003623, NCT03822117); in combination with chemotherapy in ICC (NCT04088188); and in combination with immunotherapy in endometrial cancer (NCT04463771). QED has ongoing studies in bladder cancer prior to surgery as neoadjuvant therapy (NCT04228042); following bladder cancer surgery as adjuvant therapy (NCT04197986); in a tumor agnostic population (NCT04233567); and in achondroplasia (NCT04265651). Janssen is studying erdafitinib in NMIBC (NCT04917809, NCT04172675); in tumor agnostic cancer populations (NCT02465060, NCT03827850), including a pediatric study (NCT03155620; and in combination with immunotherapy in bladder cancer (NCT03473743), among others. In China, AstraZeneca recently out-licensed their pan-FGFR inhibitor AZD4547 to Abbisko Therapeutics who are conducting a Phase 2 study in metastatic FGFR3-driven urothelial cancer (NCT05086666).

There are a number of other investigational pan-FGFR programs for FGFR-specific populations. Taiho Oncology, Inc.’s TAS-120 (futibatinib) has completed a Phase 2 study in ICC, and is currently enrolling a pivotal Phase 3 study in treatment-naïve metastatic ICC versus standard of care chemotherapy (NCT04093362); Taiho also has ongoing studies in a tumor agnostic population (NCT04189445); and combination studies with pembrolizumab in urothelial cancer (NCT04601857) and FGF19 positive liver cancer (NCT04828486). Bayer Pharmaceutical’s has an ongoing Phase 1/2 study of BAY 1163877 (rogaratinib) in urothelial cancer in combination with atezolizumab (NCT03473756). In January 2022, the FDA cleared the IND for Kinnate Biopharma Inc.’s product candidate KIN-3248, a pan-FGFR inhibitor being developed for ICC and UC. Relay Therapeutics, Inc.’s isoform specific FGFR inhibitor RLY-4008 is currently in Phase 1 with stated plans to develop their candidate in ICC. Lilly’s Loxo Oncology recently announced an isoform-selective FGFR3 inhibitor compound, LOXO-435 (LOX-24350).

BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-naturetic peptide analog was recently approved in the United States for children with achondroplasia who are 5 years of age and older.

There are two approved RET inhibitors, Lilly’s Loxo Oncology’s Retevmo (selpercatinib) and Blueprint Medicines’ Gavreto (pralsetinib), both of which are approved for RET-positive NSCLC, PTC, and MTC. Both are conducting confirmatory Phase 3 studies in NSCLC (NCT03473756, NCT04222972) and in MTC (NCT04211337, NCT04760288). Turning Point Therapeutics is developing their RET candidate TPX-0046 in a Phase 1 study (NCT04161391) with stated plans to expand their study to NSCLC, MTC, and tumor agnostic populations. Boston Pharmaceuticals is developing their RET candidate zeteletinib (BOS172738) in a Phase 1 study (NCT03780517) as is Helsinn and Taiho Oncology for their partnered RET inhibitor TAS0953/HM06 (NCT04683250).

There are currently no approved FGFR4 inhibitors, but there are a number of FGFR4 programs in clinical development. Blueprint Medicine is developing BLU-554 (fisogatinib) in a Phase 1/2 study in HCC in combination with a checkpoint inhibitor (NCT04194801). H3 Biomedicines has recruited a Phase 1/2 study of H3B-6527 in HCC (NCT02834780) but no further details are publicly available. Novartis completed a Phase 1/2 study of FGF401 alone and in combination with a checkpoint inhibitor in HCC (NCT02325739) and a similar study with FGF401 is now being conducted by Everest Medicines in combination with pembrolizumab in China.

Intellectual Property

We strive to protect the intellectual property and proprietary technology that we consider important to our business through a variety of methods, including seeking and maintaining patents intended to cover our product candidates and compositions, their methods of use and processes for their manufacture, and any other inventions that are important to our business. We rely on know-how and continuing technological innovation to develop and maintain our proprietary position. We also rely on trade secrets and know-how that may be important to the development of our business. We seek to obtain domestic and international patent protection and endeavor to promptly file patent applications for new commercially valuable inventions to expand our intellectual property portfolio.

We believe that we have an intellectual property position and substantial know-how relating to our product candidates and SNÅP platform. As of March 1, 2022, our intellectual property portfolio consisted of one pending U.S. provisional application, one Taiwanese pending application, and four patent applications pursuant to the Patent Cooperation Treaty, or the PCT, all of which are solely owned by us. At this time, we do not own any issued patents or pending non-provisional patent applications in the U.S, and we do not license any material patent rights from any third party. Collectively, our patent rights relate to various aspects of our product candidates. We do not anticipate entering national phase with respect to our current PCT applications until June 2022.

We continually assess and refine our intellectual property strategy as we develop new product candidates and improvements to our SNÅP platform. To that end, we are prepared to file additional patent applications in any appropriate fields if our intellectual property strategy requires such filings, or where we seek to adapt to competition or seize business opportunities. Further, we are prepared to file patent applications, as we consider appropriate under the circumstances, relating to the new technologies that we develop.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any patents we may own or license in the future will be useful in protecting our technology. Please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property” for additional information on the risks associated with our intellectual property strategy and portfolio.

Intellectual Property Relating to Our FGFR3 Program

With regard to our FGFR3 product candidates, as of March 1, 2022, we owned two pending PCT patent applications and one Taiwanese pending application. These patent rights relate to the FGFR3 product candidates’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases, using our FGFR3 product candidates. Specifically, we have one PCT patent application and one Taiwanese pending application directed to the composition matter of our leading candidate in the FGFR3 program. We expect any patents issued from these applications to expire in 2040 or 2041 without accounting for any patent term adjustment or extension that may be available.

Intellectual Property Relating to Our FGFR2 Program

With regard to our FGFR2 program, as of March 1, 2022, we owned two pending PCT patent applications. These patent rights relate to the FGFR2 program’s compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. Specifically, we have one PCT patent application directed to the composition matter of our leading candidate in the FGFR2 program. We expect any patents issued from these applications to expire in 2040 or 2042 without accounting for any patent term extension that may be available.

Intellectual Property Relating to Other Programs

With regard to our other programs, including the FGFR4 program, as of March 1, 2022, we owned one pending U.S. provisional patent application. These patent rights relate to these other programs’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. We expect any patent issued from this application to expire in 2042 without accounting for any patent term extension that may be available.

Scope and Duration of Intellectual Property Protection

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, the FDA is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent, provided that the extended patent term may not exceed fourteen years after the date of approval of the marketing application. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in jurisdictions where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are expected to expire on dates ranging from 2040 to 2042, unless we receive patent term extension or patent term adjustment, or both.

However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of oncology therapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our patents that may be granted to us in the future will be commercially useful in protecting our product candidates and the methods used to manufacture them. Moreover, those patents that may issue in the future may not guarantee us the right to practice our technology in relation to the commercialization of our product candidates.

The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology. Our patents that may issue in the future may be challenged, narrowed, circumvented or invalidated, which could limit our ability to stop competitors from marketing related product candidates or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these and other reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any protection afforded by the patent. For this and other risks related to our proprietary technology, inventions, improvements, SNÅP platform and product candidates, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

We intend to file applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the TYRA and TYRA

BIOSCIENCES marks with the United States Patent and Trademark Office and certain foreign patent and trademark organizations.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our confidential and proprietary information as trade secrets, including through contractual means with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements under the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In many cases our confidentiality and other agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors require them to assign or grant us licenses to inventions they invent as a result of the work or services they render under such agreements or grant us an option to negotiate a license to use such inventions. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches.

We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in relation to the resulting know-how or inventions. For more information, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

Commercialization

We intend to retain significant development and commercial rights to our product candidates and, if marketing approval is obtained, to commercialize our product candidates on our own, or potentially with a partner, in the United States and other regions. We currently have no sales, marketing or commercial product distribution capabilities. We intend to build the necessary infrastructure and capabilities over time for the United States, and potentially other regions, following further advancement of our product candidates. Clinical data, the size of the addressable patient population, the size of the commercial infrastructure and manufacturing needs may all influence or alter our commercialization plans.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates undergoing preclinical testing, as well as for subsequent clinical testing and commercial manufacture if our product candidates receive marketing approval. We believe this strategy allows us to focus our expertise and resources on the development of our product candidates by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel.

We plan to put agreements in place with contract manufacturing organizations for the necessary quantities of active pharmaceutical ingredients, or API, and drug product for each of our product candidates, on a project-by-project basis, based on our development needs.

As we advance our product candidates through development, we will explore adding backup suppliers for the API and drug product for each of our product candidates to protect against any potential supply disruptions.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of drug products. A new drug must be approved by the FDA through the New Drug Application, or NDA, process before it may be legally marketed in the United States. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s GLP requirements and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for its intended use;
•
preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30- day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other things, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

In addition, during the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes all of the deficiencies that the FDA has identified and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. When the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post- market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track designation, Breakthrough Therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for the drug and indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the

FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA and meets other conditions. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

FDA Regulation of Companion Diagnostics

If safe and effective use of a drug depends on an in vitro diagnostic, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA may will not approve the drug or new indication if the companion diagnostic device is not also approved or cleared for that indication. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our product candidates will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics and Radiological Health.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification pursuant to Section 510(k) of the FDCA, also called 510(k) clearance, and approval of a premarket approval application, or PMA.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards are not maintained or problems are identified following initial marketing.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Other U.S. Healthcare Laws

Pharmaceutical companies like us are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such regulation and enforcement may constrain the financial arrangements and relationships through which we research, develop, and ultimately, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, and false claims laws, such as the federal Anti-Kickback Statute and the federal civil False Claims Act, as well as federal and state transparency laws and regulations with respect to drug pricing and payments and other transfers of value made by pharmaceutical manufacturers to physicians and other health care providers, such as the federal Physician Payments Sunshine Act.

Violation of any of such laws or any other governmental regulations that apply may result in significant criminal, civil and administrative penalties including damages, fines, imprisonment, disgorgement, additional reporting requirements and oversight if we become subject to a Corporate Integrity Agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

U.S. Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain pricing metrics to the government, including the Average Manufacturer Price, or AMP, and Best Price under the Medicaid Drug Rebate Program, the Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal AMP reported to the Department of Veteran Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. Compliance with these laws and regulations will require significant resources and may have a material adverse effect on our revenues.

U.S. Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. Among other changes, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been adopted since the ACA was enacted. Most recently, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. Other changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect into 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This has resulted in several Congressional inquiries and proposed and enacted federal and state regulations designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

Although a number of these and other measures may require additional authorization to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Data Privacy & Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the European Union General Data Protection Regulation, or GDPR, imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

As of March 1, 2022, we had 25 full-time employees, including a total of nine employees with M.D. or Ph.D. degrees. Of these full-time employees, 21 employees are engaged in research and development.

None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. We value our employees and regularly benchmark total rewards we provide, such as short and long-term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

Available Information

Our internet address is www.tyra.bio. Our investor relations website is located at https://tyrabio.investorroom.com. We make available free of charge on our investor relations website under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

Item 1A. Risk Factors.

You should carefully consider the following risk factors, together with the other information contained in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the principal risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

Summary of Risks Related to Our Business

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
•
As an organization, we have never conducted any clinical trials or submitted an application for marketing approval and may be unable to do so for any of our product candidates.
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

We have incurred significant operating losses since our inception. Our net losses were $26.3 million and $9.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $40.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. TYRA-300, TYRA-200 and any of our other product candidates will require substantial additional development time and resources before we are able to apply for, or receive, marketing approval and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, and seek marketing approval for, and potentially commercialize any of our product candidates and as we seek to discover, develop and market additional potential product candidates.

Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve our objectives relating to discovery, development and commercialization of our product candidates.

To generate revenue and achieve profitability, we must succeed in developing and eventually commercializing product candidates that generate significant revenue. This will require us to be successful in a range of challenging activities, including identifying lead product candidates, completing preclinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining marketing approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain marketing approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we succeed in commercializing one or more of our product candidates, we may never generate revenues that are significant or large enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry.

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

We are in the early stages of our research and development efforts and all of our development programs, including TYRA-300 and TYRA-200, are either in the preclinical or drug discovery stage. We have invested substantially all of our efforts to date in developing our proprietary SNÅP platform, developing TYRA-300 and TYRA-200, identifying other potential product candidates and conducting preclinical studies. We will need to progress TYRA-300, TYRA-200 and our other product candidates through additional preclinical studies to enable us to submit Investigational New Drug applications (INDs) with the U.S. Food and Drug Administration (FDA) and receive clearance from the FDA to proceed with initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successful completion of preclinical studies with favorable results, including those compliant with Good Laboratory Practice (GLP) such as toxicology studies, biodistribution studies and minimum effective dose studies in animals;
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
•
receipt of marketing approvals from applicable regulatory authorities, including new drug applications (NDAs), from the FDA and maintaining such approvals;
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

Preclinical and clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any preclinical studies or clinical trials will be conducted as planned or completed on schedule, if at all, and delay or failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. Further, we may not be able to meet expected timeframes for data readouts. Despite promising preclinical or clinical results, any biopharmaceutical company’s product candidate can unexpectedly fail at any stage of preclinical or clinical development, and regulators, such as the FDA or comparable foreign regulatory authorities, may not accept the results as demonstrating the product candidate’s safety and efficacy. The historical failure rate for product candidates in our industry is high.

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

We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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
•
any failure or delay in reaching an agreement with contract research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
failure to reach an agreement with diagnostic companies for the use of liquid biopsy companion diagnostic tests in our clinical trials;
•
obtaining approval from one or more institutional review boards (IRBs);
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
•
manufacturing sufficient quantities of product candidates for use in clinical trials;
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
•
a facility manufacturing our product candidates or any of their components suspending or limiting manufacturing due to violations of cGMP, or other applicable requirements, including infections or cross-contaminations of product candidates in the manufacturing process, or the facility being subject to other enforcement by the FDA or comparable foreign regulatory authorities that result in temporary or permanent manufacturing shut downs or product supply limitations;
•
any changes to our manufacturing process that may be necessary or desired;
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials or being suspended or disqualified by the FDA or comparable foreign regulatory authorities, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCPs, or other regulatory requirements;
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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of investigators or enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries.

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
•
we may be required to implement a Risk Evaluation and Mitigation Strategy (REMS) or create a medication guide outlining the risks of such side effects for distribution to patients;
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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the

FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s (EMA’s), Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have not received orphan drug designation in the United States for any product candidate. We may seek orphan drug designation in the United States and the European Union for TYRA-300 for patients with MIBC and other rare tumors susceptible to an FGFR3 therapy, and similar designations for TYRA-200 and our other product candidates in qualified patient populations. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. On July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. And on April 14, 2021, the FDA announced guidance regarding remote interactive evaluations, and how they will be requested by the FDA and conducted for the duration of the COVID-19 public health emergency at any facility where pharmaceutical products, including biological products, are manufactured, processed, packed or held; facilities covered under the FDA’s bioresearch monitoring program; and outsourcing facilities registered under FDCA section 503B. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. The FDA intends to use information from remote interactive evaluations to meet user-fee commitments and to update facilities information, when deemed appropriate based on risk and history of compliance with FDA regulations. Facilities can choose to decline the FDA’s request to perform a remote facility evaluation; however, this may delay the agency’s ability to evaluate the facility or product and make a regulatory decision. The FDA will not accept requests from applicants or facilities to perform a remote interactive evaluation, as decisions to offer a remote interactive evaluation will rest with the FDA, based on risk and compliance history.

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

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations..

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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Moreover, we are initially developing TYRA-300 for the treatment of mUC, an indication with a small patient population. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate with a smaller patient population that accounts for the smaller potential market size. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

We expect to face competition from existing products and products in development for each of our product candidates. There are three currently approved pan-FGFR inhibitors: Incyte Corporation’s Pemazyre (pemigatinib) and QED Therapeutics’ Truseltiq (infigratinib), approved in FGFR2 gene rearrangements in cholangiocarcinoma, and Janssen Biotech, Inc.’s Balversa (erdafitinib), approved in specific FGFR3 and FGFR2 gene alterations. In China, AstraZeneca recently out-licensed their pan-FGFR inhibitor AZD4547 to Abbisko Therapeutics, who are conducting a Phase 2 study in metastatic FGFR3-driven urothelial cancer (NCT05086666). There are a number of other pan-FGFR programs in development for FGFR2 and FGFR3-specific populations, including, among others, Taiho Oncology, Inc.’s TAS-120 (futibatinib), Bayer Pharmaceutical’s BAY 1163877 (Rogaratinib), as well as isoform specific FGFR inhibitors such as Relay Therapeutics, Inc.’s RLY-4008, Kinnate Biopharma Inc.’s KIN-3248 and Lilly’s Loxo Oncology’s recently announced isoform-selective FGFR3 inhibitor compound, LOXO-435 (LOX-24350). BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-naturetic peptide analog was recently approved in the United States for children with achondroplasia who are 5 years of age and older. There are two approved RET inhibitors, Lilly’s Loxo Oncology’s Retevmo (selpercatinib) and Blueprint Medicines’ Gavreto (pralsetinib), as well as programs in development such as Turning Point’s TPX-0046 and Boston Pharmaceuticals’ BOS172738. There are currently no approved FGFR4 inhibitors, but there are a number of FGFR4 programs in clinical development, including Blueprint Medicines’ BLU-554 (fisogatinib), H3 Biomedicines’ H3B-6527 and Novartis’ FGF401.

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
•
economic weakness, including inflation, political instability or war in particular foreign economies and markets;
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

We have substantially increased our organization from four employees as of December 31, 2019 to 25 full-time employees as of March 1, 2022, including 21 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need to continue to add significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize TYRA-300, TYRA-200 and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require biopharmaceutical and biotechnology companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state laws that require biopharmaceutical and biotechnology companies to report information on the pricing of certain drug products; and some state and local laws require the registration or pharmaceutical sales representatives.

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

Actuals or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

We, our future collaborators and our service providers may be subject to a variety of privacy and data security laws and contractual obligations, which could increase compliance costs and our failure to comply with them could subject us to potentially significant fines or penalties and otherwise harm our business. We are subject to laws and regulations governing the privacy and security of sensitive information, including confidential business and health-related information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of processing personal information. Guidance on implementation and compliance practices are often updated or otherwise revised.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, HIPAA imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA.

Even when HIPAA does not apply, according to the Federal Trade Commission, or FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.

In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, gives

California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA, giving California residents additional control over their personal information and imposing further obligations on businesses processing the personal information of California residents. The CPRA includes the creation of a privacy-specific enforcement agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions of the CPRA will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. Most recently, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our information technology systems, or those of any of our CROs, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs, harm our reputation, significant fines, penalties and liability and loss of customers or sales.

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats (such as denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war, such as the conflict between Russia and Ukraine, and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/ or physical facilities in order to gain access to our data.

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

If a security breach were to occur and cause interruptions in our or our third party service provider’s operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Also, due to the COVID-19 pandemic, all of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely.

Any security breach or other incident, whether real or perceived, could impact our reputation, impact the integrity of our data, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personal information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.

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

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.

On March 27, 2020, the CARES Act was signed into law to address the COVID-19 crisis. The CARES Act is an approximately $2 trillion emergency economic stimulus package that includes numerous U.S. federal income tax provisions, including the modification of: (i) net operating loss (NOL) rules (as discussed below), (ii) the alternative minimum tax refund and (iii) business interest deduction limitations under Section 163(j) of the Internal Revenue Code of 1986, as amended (the Code).

The Tax Cuts and Jobs Act of 2017 (the Tax Act) also significantly changed the U.S. federal income taxation of U.S. corporations. We continue to work with our tax advisors and auditors to determine the full impact the Tax Act and the CARES Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to both the Tax Act and the CARES Act and the potential tax consequences of investing in our common stock.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with our initial public offering or other ownership changes.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2021, we had federal and state NOL carryforwards of approximately $35.3 million and $35.3 million, respectively.

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

In addition, our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Section 382 of the Code, our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our initial public offering (IPO) or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (USPTO) or become involved in opposition, derivation, revocation, reexamination, post- grant and inter partes review, or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and other proprietary technologies we may develop and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

We do not own or license any issued patents and substantive examination has not begun on any of our pending patent applications, which makes it is difficult to forecast the extent of any future patent right.

We cannot be certain that the claims in our U.S. pending patent applications or corresponding international patent applications, or future patent applications in certain foreign territories, will be considered patentable by the USPTO. Patent claims are subject to revision during prosecution and pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, which will likely be several years from now, and then only to the extent the issued claims cover the third party’s technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology. At present, we have only filed U.S. provisional patent applications and international patent applications under the PCT. None of our patent applications have entered substantive examination by a patent office, which makes it impossible at this time to gauge which art will be cited by examiners or the extent of any rejections we may receive. For example, examiners at a patent office may uncover prior art of which we were not previously aware, and if this cited prior art encompasses our claimed inventions, it may restrict patentability or prevent allowance of any pending patent claims. Furthermore, the patent prosecution process is expensive, time-consuming, and often a multi-year process. We and any future licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. Therefore, we cannot be certain that we will own any issued patents or develop a patent portfolio, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Since March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patent applications.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidate we may develop, one or more of patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent extension term (PTE) of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC). If we encounter delays in our development efforts, including any clinical trials, the period of time during which we could market any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

Our commercial success depends in part on our ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biopharmaceutical and biotechnology industries, as well as administrative proceedings for challenging patents, including derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, as a result of the America Invests Act, procedures including inter partes review and post-grant review have been implemented. The America Invents Act adds uncertainty to the possibility of challenge to our patents in the future

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are commercializing or plan to commercialize our product candidates and in which we are developing other proprietary technologies. As the biopharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our product candidates and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our planned products. As such, we monitor third-party patents in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending patent applications that may later result in issued patents that we may infringe.

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

Prior to our IPO, there was no public market for our common stock. Our common stock only recently began trading on the Nasdaq Global Select Market (Nasdaq) and we can provide no assurance that we will be able to develop an active trading market for our common stock. Even if an active market is developed, it may not be sustained. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own a majority of our outstanding common stock. Furthermore, many of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

In connection with our IPO, our directors and executive officers and holders of substantially all of our outstanding securities prior to the IPO entered into lock-up agreements with the underwriters pursuant to which they may not, with limited exceptions, for a period of 180 days from the date of the Prospectus for the IPO, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of BofA Securities, Inc., Jefferies LLC and Cowen and Company, LLC. The underwriters may permit our officers, directors and other securityholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements at any time in their sole discretion. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market, except that shares held by our directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act. In addition, as of December 31, 2021, 3,771,516 shares of common stock that are subject to outstanding options under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. Any sales of these shares of our common stock, or if it is perceived that they will be sold, in the public market, could cause the trading price of our common stock to decline.

The holders of 26,228,089 shares of our outstanding common stock, or approximately 63.3% of our total outstanding common stock based on shares outstanding as of December 31, 2021, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting and the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at future clinical trial sites within regions covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. These export and import controls and economic sanctions could also adversely affect our supply chain.

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

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Carlsbad, California, where we lease approximately 4,734 square feet of laboratory and office space (the Current Space). We will be expanding our headquarters with the leasing of approximately 7,377 additional square feet of space in an adjacent building (the Expansion Space). The lease for the Expansion Space will commence when the improvements are complete (estimated to be by April 2023), and will end 120 months thereafter (estimated to be March 2033), subject to certain renewal and early termination rights by us. The lease for the Current Space will end 120 months after the commencement date of the Expansion Space lease, subject to certain renewal options granted to us. In no event will the term of the Current Space lease end sooner than 60 months from its original commencement date which would be approximately July 2026. We believe that our existing and planned expansion facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

For additional information, see Note 10, Commitments and Contingencies, to the financial statements included in this Annual Report and Item 9B of Part II to this Annual Report.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “TYRA” since our initial public offering on September 14, 2021, which was completed at a price to the public of $16.00 per share. Prior to our initial public offering, there was no public market for our common stock.

Holders of Common Stock

As of March 1, 2022, there were approximately 89 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.

Performance Graph

Not applicable.

Unregistered Sales of Equity Securities

(a) Issuances of Securities

1. In February 2021, we issued and sold an aggregate of 2,848,486 Series A preferred shares at a price per share of $8.25 for aggregate cash consideration of approximately $23.5 million.

2. In March 2021, we issued and sold an aggregate of 3,874,793 Series B preferred shares at a price per share of $27.4337 for aggregate cash consideration of approximately $106.3 million.

No underwriters were involved in the foregoing issuances of securities. These securities described in this section (a) were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All holders of securities described above represented to us in connection with their purchase or issuance that they were accredited investors and were acquiring the securities for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The holders received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

(b) Grants of Stock Options

During 2021 we granted to certain of our directors, employees and consultants (in connection with services provided to us by such persons) options to purchase 2,088,932 shares of our common stock with a weighted average exercise price of $3.42 under the 2020 Plan.

The stock options and the common stock issuable upon the exercise of such options as described in this section (b) were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of capital stock described in this Item 5 included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

Use of Proceeds

On September 14, 2021, our registration statement on Form S-1 (File No. 333-258970) was declared effective by the SEC for our IPO. At the closing of the offering on September 17, 2021, we sold 12,420,000 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 1,620,000 additional shares, at an initial public offering price of $16.00 per share and received gross proceeds of $198.7 million, which resulted in net proceeds to us of approximately $181.2 million, after deducting underwriting discounts and commissions of approximately $13.9 million and offering-related transaction costs of approximately $3.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. BofA Securities, Inc., Jefferies LLC, and Cowen and Company, LLC acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our IPO from that described in the Prospectus.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section entitled “Forward Looking Statements and Market Data.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section entitled “Risk Factors” or in other parts of this Annual Report.

Overview

We are a precision oncology company focused on developing purpose-built therapies to overcome tumor resistance and improve outcomes for patients with cancer. We are using our proprietary SNÅP platform, which is optimized to enable rapid and precise refinement of structural design through iterative molecular SNÅPshots, in order to generate next-generation product candidates that are specifically designed to address acquired drug resistance and provide alternative treatment options. We are initially focused on developing a pipeline of selective inhibitors of the Fibroblast Growth Factor Receptor (FGFR) family members, which are altered in approximately 7% of all cancers. We are advancing multiple product candidates toward the clinic including our lead product candidate TYRA-300, an FGFR3 inhibitor with an initial focus on patients with metastatic urothelial carcinoma of the bladder and urinary tract (mUC). Our second product candidate,TYRA-200, is an FGFR2 inhibitor with an initial focus on patients with intrahepatic cholangiocarcinoma (ICC), who have developed drug resistance mutations to existing FGFR inhibitors due to activating mutations and gene alterations in FGFR2. We anticipate submitting an Investigational New Drug application (IND) to the U.S. Food and Drug Administration (FDA) for TYRA-300 in mid-2022 and for TYRA-200 in the second half of 2022. In addition, we have pipeline development programs targeting FGFR3-related achondroplasia and other FGFR3-related skeletal dysplasias, REarranged during Transfection kinase (RET) and FGFR4-related cancers.

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreement for Future Equity (SAFEs). Our net losses for the year ended December 31, 2021 and 2020 were $26.3 million and $9.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $40.4 million. As of December 31, 2021, we had cash and cash equivalents of $302.2 million.

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

The global COVID-19 pandemic continues to evolve, and we will continue to monitor the COVID-19 situation closely. The extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the pandemic and its impact on our development activities, contract research organizations (CROs), third-party manufacturers and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

To date, our research and development expenses consist primarily of external and internal costs related to the development of our SNÅP platform and our product candidates and development programs. Our research and development expenses primarily include:

•
external costs, including:
o
expenses incurred in connection with the discovery and preclinical development of our product candidates, including under agreements with third parties, such as consultants and CROs;
o
costs associated with consultants for chemistry, manufacturing and controls, or CMC development, and other services; and
o
the cost of manufacturing compounds for use in our preclinical studies, including under agreements with third parties, such as consultants and third-party manufacturers; and
•
internal costs, including:
o
employee-related expenses, including salaries, related benefits, travel and share-based compensation expenses for employees engaged in research and development functions;
o
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
o
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation charges, for personnel in executive and administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services and insurance costs. We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities, manufacturing activities, and the increased costs associated with operating as a public company. These increased costs will likely include increased expenses related to hiring of additional personnel, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, and investor and public relations costs.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$20,636	$7,203	$13,433
General and administrative	5,652	2,094	3,558
Total operating expenses	26,288	9,297	16,991
Loss from operations	(26,288)	(9,297)	(16,991)
Other (expense) income:
Interest income	13	(1)	14
Change in fair value of SAFE commitments	—	(15)	15
Other expense	(19)	(23)	4
Total other expense	(6)	(39)	33
Net loss and comprehensive loss	$(26,294)	$(9,336)	$(16,958)

Research and Development Expenses

Research and development expenses were $20.6 million and $7.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of $13.4 million was primarily due to additional spend to support the advancement of our TYRA-300, TYRA-200 and other development programs in 2021, including $9.2 million preclinical studies, chemistry, and clinical trials and $4.2 million of higher personnel-related costs, including $1.1 million of non-cash stock-based compensation costs.

The following table summarizes our research and development expenses by development program for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
External research and development expense by program
TYRA-300	$5,964	$4,189
TYRA-200	2,593	90
FGFR3 ACH	895	—
RET	2,882	—
FGFR4	1,509	364
Other development programs	54	—
Unallocated research and development expense
Other research and development	1,391	642
Compensation and stock-based compensation	5,348	1,918
Total research and development expense	$20,636	$7,203

General and Administrative Expenses

General and administrative expenses were $5.7 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. The increase of $3.6 million was primarily due to increases of $1.8 million in personnel-related expenses, including $1.3 million in non-cash stock-based compensation costs, $0.9 million in professional services related to legal, accounting services, and other consulting fees and $0.9 million in other operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

On September 17, 2021, we completed our IPO and issued 12,420,000 shares of common stock for net proceeds of approximately $181.2 million. Prior to our initial public offering, we funded our operations primarily through private placements of our convertible preferred stock with aggregate gross proceeds of $157.2 million.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to TYRA-300 and TYRA-200 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(23,745)	$(7,763)
Net cash used in investing activities	(645)	(312)
Net cash provided by financing activities	311,348	23,434
Net cash increase for the period	$286,958	$15,359

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $23.7 million, consisting primarily of our net loss of $26.3 million, adjusted for $3.0 million of non-cash charges primarily related to stock-based compensation expense and partially offset by a $0.4 million for net decreases in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2020 was $7.8 million, consisting primarily of our net loss of $9.3 million, adjusted for $0.5 million of non-cash charges related to stock-based compensation expense and $1.0 million for net increases in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 was $0.6 million and $0.3 million, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $311.3 million for the year ended December 31, 2021 and was primarily related to net proceeds of $181.2 million from our IPO, net of issuance costs, in addition to net proceeds of $23.5 million from the second closing of our Series A convertible preferred stock financing, $106.1 million in net proceeds from the issuance of our Series B convertible preferred stock, and $0.5 million from proceeds received from the exercise of stock options.

Net cash provided by financing activities was $23.4 million for the year ended December 31, 2020, primarily related to net proceeds of $23.3 million from the issuance of Series A convertible preferred stock, and $0.1 million from proceeds received from the exercise of stock options.

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

Contractual Obligations and Commitments

We lease our corporate office and laboratory space in Carlsbad, California. We have the option to renew the lease for two additional thirty-six-month periods.

The following table summarizes our contractual obligations and commitments as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	2022	2023-2024	2025-2026	Thereafter
Operating Lease Obligations	$1,401	$288	$607	$506	$—

For additional information regarding these lease agreements, including our payment obligations thereunder, see Note 10 to our financial statements.

In addition, we have entered into agreements in the normal course of business with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. These obligations and commitments are not separately presented.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements included elsewhere in this filing, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

Accrued Research and Development Expense

We are required to estimate our expenses resulting from obligations under contracts with vendors, and consultants, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the preclinical study, as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. During the course of a study, we adjust our rate of expense recognition if actual results differ from our estimates.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock option grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. We recognize forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions. Changes to these assumptions can materially affect the fair value of stock options and ultimately the amount of stock-based compensation expense recognized in our financial statements. These assumptions include:

•
Fair Value of Common Stock. Prior to our initial public offering, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuation of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation to the date of the grant. Since the completion of our initial public offering, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.
•
Expected Term. We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 10 years.

•
Expected Volatility. Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
•
Risk-Free Interest Rate. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options.
•
Expected Dividend. To date, we have not issued any dividends and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.

The assumptions underlying these valuations represent our board’s and management’s best estimates, which involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026. As a result of this status, we have taken advantage of reduced reporting requirements in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. In particular, in this Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use the extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date on which we (i) are no longer an emerging growth company and (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation and other matters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash in readily available checking accounts and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. As of December 31, 2021, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our financial results during the periods presented.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of Tyra Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tyra Biosciences, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

San Diego, California

March 3, 2022

Tyra Biosciences, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$302,182	$15,224
Prepaid and other current assets	1,875	57
Total current assets	304,057	15,281
Restricted cash	243	243
Property and equipment, net	1,027	297
Right-of-use asset	1,062	169
Other long-term assets	312	21
Total assets	$306,701	$16,011
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable (including related party amounts of $47 and $0, respectively)	$599	$664
Lease liabilities, current	202	142
Accrued and other current liabilities	2,815	1,052
Total current liabilities	3,616	1,858
Lease liabilities, noncurrent	981	—
Other long-term liabilities	367	140
Total liabilities	4,964	1,998
Commitments and contingencies (Note 2)
Convertible preferred stock, $0.0001 par value; no shares and 6,223,046 shares authorized at December 31, 2021 and December 31, 2020, respectively; no shares and 3,374,560 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	27,651
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares and no shares authorized at December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 and 50,000,000 shares authorized at December 31, 2021 and 2020, respectively; 42,536,183 and 3,050,781 shares issued at December 31, 2021 and December 31, 2020, respectively, and 41,441,135 and 1,829,377 shares outstanding at December 31, 2021 and December 31, 2020, respectively	4	—
Additional paid-in capital	342,104	439
Accumulated deficit	(40,371)	(14,077)
Total stockholders’ equity (deficit)	301,737	(13,638)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$306,701	$16,011

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$20,636	$7,203
General and administrative (including related party amounts of $435 and $0, respectively)	5,652	2,094
Total operating expenses	26,288	9,297
Loss from operations	(26,288)	(9,297)
Other (expense) income:
Interest income	13	(1)
Change in fair value of simple agreement for future equity	—	(15)
Other expense	(19)	(23)
Total other expense	(6)	(39)
Net loss and comprehensive loss	$(26,294)	$(9,336)
Net loss per share, basic and diluted	$(1.91)	$(6.05)
Weighted-average shares used to compute net loss per share, basic and diluted	13,780,546	1,542,174

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	2,705,779	$—	$—	$(4,741)	$(4,741)
Issuance of Series A convertible preferred stock upon conversion of simple agreement for future equity	526,074	4,340	—	—	—	—	—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs	2,848,486	23,311	—	—	—	—	—	—	—
Incremental vesting conditions placed on previously issued common shares	—	—	—	—	(1,461,816)	—	—	—	—
Vesting of shares of common stock subject to repurchase	—	—	—	—	585,414	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	439	—	439
Net loss	—	—	—	—	—	—	—	(9,336)	(9,336)
Balance at December 31, 2020	3,374,560	$27,651	—	$—	1,829,377	$—	$439	$(14,077)	$(13,638)
Issuance of Series A convertible preferred stock, net of issuance costs	2,848,486	23,495	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	3,874,793	106,128	—	—	—	—	—
Preferred stock converted into shares of common stock	(6,223,046)	(51,146)	(3,874,793)	(106,128)	26,228,089	3	157,271	—	157,274
Initial public offering of common shares, net of issuance costs	—	—	—	—	12,420,000	1	181,219	—	181,220
Issuance of common stock for stock option exercises	—	—	—	—	141,767	—	89	—	89
Vesting of shares of common stock subject to repurchase	—	—	—	—	821,902	—	199	—	199
Stock-based compensation	—	—	—	—	—	—	2,887	—	2,887
Net loss	—	—	—	—	—	—	—	(26,294)	(26,294)
Balance at December 31, 2021	—	$—	—	$—	41,441,135	$4	$342,104	$(40,371)	$301,737

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,294)	$(9,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	47
Stock-based compensation	2,887	439
Change in fair value of SAFE commitments	—	15
Loss on disposal of property and equipment	3	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,108)	65
Accounts payable, accrued expenses and other liabilities	1,492	1,019
Right-of-use assets and lease liabilities, net	135	(14)
Net cash used in operating activities	(23,745)	(7,763)
Cash flows from investing activities:
Purchases of property and equipment	(661)	(312)
Proceeds from sale of property and equipment	16	—
Net cash used in investing activities	(645)	(312)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	181,220	—
Proceeds from the issuance of Series A convertible preferred stock, net of issuance costs	23,495	23,311
Proceeds from the issuance of Series B convertible preferred stock, net of issuance costs	106,128	—
Proceeds from exercise of stock options	89	—
Proceeds from early exercise of stock options	450	140
Repayment of early exercise liability	(25)	—
Payments for financing lease	(9)	(17)
Net cash provided by financing activities	311,348	23,434
Net cash increase for the period	286,958	15,359
Cash, cash equivalents and restricted cash at beginning of the period	15,467	108
Cash, cash equivalents and restricted cash at end of the period	$302,425	$15,467
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$302,182	$15,224
Restricted cash	243	243
Total cash, cash equivalents and restricted cash	$302,425	$15,467
Supplemental disclosure of cash flow information:
Interest Paid	$—	$1
Right-of-use asset obtained in exchange for lease liability	1,238	101
Non-cash investing and financing activities:
Conversion of convertible preferred stock in connection with initial public offering	157,274	—
Purchases of equipment included in accounts payable	209	4
Issuance of convertible preferred stock in exchange for simple agreement for future equity	—	4,340

See accompanying notes to financial statements.

1. Organization and Basis of Presentation

Organization

Tyra Biosciences, Inc. (the Company) was incorporated in the state of Delaware on August 2, 2018. The Company is a precision oncology company designing and developing purpose-built therapies specifically designed to overcome therapy resistance and improve the lives of cancer patients whose tumors have acquired resistance over the course of therapy to currently available treatments.

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $40.4 million and cash and cash equivalents of $302.2 million as of December 31, 2021. From its inception through December 31, 2021, the Company has financed its operations primarily through the sale of common stock and private placements of its convertible preferred stock.

As the Company continues its expansion, it may seek additional financing and/or strategic investments, however, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of issuance of these financial statements.

On September 17, 2021, the Company completed its initial public offering (the IPO) and issued 12,420,000 shares of common stock for net proceeds of approximately $181.2 million. See Note 6 to these financial statements for additional details.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

Stock Split

On September 7, 2021, the Company effected a 2.5974-for-1 forward stock split of its common stock (the Forward Stock Split). The par value of the common stock was not adjusted as a result of the Forward Stock Split and the authorized shares were increased to 50,000,000 shares of common stock in connection with the Forward Stock Split. In conjunction with the Company’s IPO, the authorized shares of common stock were increased to 500,000,000. The accompanying financial statements and notes to the financial statements give retroactive effect to the Forward Stock Split for all periods presented, unless otherwise indicated.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the financial statements include: normal recurring accruals, including the accrual of research and development expenses; fair value of simple agreements for future equity (SAFE), common stock (prior to the Company's IPO), convertible preferred stock (prior to the Company's IPO) and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Segment Reporting

The Company operates and manages its business as one operating segment. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All long-lived assets are maintained in the United States.

Fair Value of Financial Instruments

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The carrying amounts of all cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued and other current liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2021, the Company had cash and cash equivalents balances deposited at major financial institutions.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2021 and 2020 was $0.2 million, and consists of collateral for letters of credit related to the Company’s operating leases and are considered a non-current asset on the balance sheets.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years, or the remaining term of the lease).

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years December 31, 2021 and 2020.

Accrued Research and Development Expense

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. The Company reflects research and development expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the preclinical study, as measured by the timing of various aspects of the study or related activities. The Company determines accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel as to the progress of studies, or other services being conducted. To date, the Company has had no material differences between its estimates of such expenses and the amounts actually incurred. During the course of a study, the Company adjusts its rate of expense recognition if actual results differ from its estimate. Nonrefundable advance payments for goods and services, including fees for process development, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed.

Research and Development

Research and development expenses consist primarily of external and internal costs related to the development of the Company’s SNÅP discovery engine and its product candidates and development programs, including employee related salaries, benefits and stock-based compensation charges for those individuals involved in research and development efforts, costs to third-party contractors to perform research and development activities, and associated overhead expenses. Research and development costs are expensed as incurred.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the statements of operations and comprehensive loss.

Leases

The Company has operating and finance leases for office and lab space and equipment. At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset (ROU) upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding ROUs are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the ROU may be required for items such as initial direct costs paid or incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company.

Operating and finance ROU assets are reflected in ROU assets. Operating lease liabilities and finance lease liabilities are reflected in leases liabilities, current and noncurrent in the accompanying balance sheets.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock option grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. The Company recognizes forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend. Options granted have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future, and therefore has estimated the dividend yield to be zero.

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of December 31, 2021 and 2020.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2021 and 2020, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of December 31, 2021, the Company had no accrued interest or penalties.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common stock outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include convertible preferred stock, unvested common stock issued to founders, unvested common stock upon early exercise of stock options and outstanding stock options under the Company’s equity incentive plan and have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. Financial Accounting Standards Board (FASB) ASC 850, Related Party Disclosures (FASB ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships:

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

The Company previously entered into a consulting agreement with van den Boom & Associates, LLC (van den Boom & Associates), a professional services firm contracted to provide resources to assist with day-to-day accounting functions. Services provided under the agreement with van den Boom & Associates are billed at hourly rates. On April 16, 2021, Ms. van den Boom, the managing partner of van den Boom & Associates, entered into an employment agreement with the Company whereby she became its Chief Financial Officer. Van den Boom & Associates is considered a related party under FASB ASC 850 from the point in which Ms. van den Boom became a Company officer. From the date of her employment agreement to December 31, 2021, van den Boom & Associates rendered contracted services totaling approximately $0.5 million.

Recently Adopted Accounting Principles

In December 2019, the FASB issued ASU Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this Update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provisions remove certain exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods therein. The Company adopted this ASU on the effective date of January 1, 2020, which did not have a material impact on the results of operations, cash flows, financial condition or related disclosures.

Recently Issued Accounting Principles

There were no other significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2021 and 2020. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at December 31, 2021 and 2020 are money market funds with a carrying value and fair value of $291.7 million and $4.7 million, respectively, based upon a Level 1 fair value assessment.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Equipment	$870	$293
Computers and software	109	33
Leasehold improvements	141	—
Furniture and fixtures	76	14
	1,196	340
Less: accumulated depreciation	(169)	(43)
Total property and equipment, net	$1,027	$297

The Company recognized $140,000 and $47,000 in depreciation expense for the years ended December 31, 2021 and 2020, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued payroll and other employee benefits	$1,278	$774
Accrued research and development	1,257	163
Accrued legal and professional fees	61	67
Accrued other general and administrative fees	219	48
Total accrued and other current liabilities	$2,815	$1,052

6. Convertible Preferred Stock

In January 2020 and February 2021, the Company issued, at each date, 2,848,486 shares of Series A convertible preferred stock at a price of $8.25 per share resulting in gross proceeds of $23.5 million and incurred issuance costs of $0.2 million and $5,000, respectively.

In March 2021, the Company under which it issued 3,874,793 shares of Series B convertible preferred stock, at a price of $27.4337 per share, resulting in net proceeds of $106.1 million excluding issuance costs of $0.2 million.

In September 2021, upon completion of the IPO, all of the Company’s shares of convertible preferred stock converted into 26,228,089 shares of common stock.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

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

The options granted under the 2020 Plan and the 2021 Plan are exercisable at various dates as determined upon grant and will expire no more than ten years from their date of grant. The exercise price of each option shall be determined by the Company’s Board of Directors based on the fair market value of the Company’s stock on the date of the option grant. The exercise price shall not be less than 100% of the fair market value of the Company’s common stock at the time the option is granted. Most option grants generally vest 25% on the first anniversary of the original vesting commencement date, with the balance vesting monthly over the remaining three years and early exercise is permitted. The vesting period generally occurs over four years unless there is a specific performance vesting trigger at which time those shares will vest when the performance trigger is probable to occur.

A summary of the Company’s stock option activity for the year ended December 31, 2021 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,374,714	$0.61	9.4	$—
Granted	3,287,241	$10.45
Exercised	(877,855)	$0.62		$285
Forfeited	(12,584)	$1.50		$158
Outstanding at December 31, 2021	3,771,516	$9.18	9.3	$28,901
Exercisable at December 31, 2021	561,556	$1.60	8.4	$7,184
Vested and expected to vest as of December 31, 2021	3,771,516	$9.18	9.3	$28,901

As of December 31, 2021, 184,875 performance-based stock options were both outstanding and unvested, with total unrecognized stock-based compensation expense of $2.4 million. The achievement of the performance conditions for these options was deemed probable to occur as of December 31, 2021, therefore the Company recognized $0.6 million in expense over the requisite service period related to these awards for the year ended December 31, 2021.

Stock-Based Compensation

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Year Ended December 31,
	2021	2020
Stock Options:
Stock price	$0.99 - 24.15	$0.61
Risk-free rate of interest	0.8 - 1.4%	0.3 - 1.5%
Expected term (years)	5.0 - 6.1	5.6 - 6.1
Expected stock price volatility	88.2 - 99.9%	92.9 - 97.7%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards, including Founder's Stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expense	$1,341	$167
General and administrative expense	1,546	272
Total	$2,887	$439

The weighted-average grant date fair value of employee option grants for the years ended December 31, 2021 and 2020 was $7.74 and $0.48 per share, respectively.

As of December 31, 2021, the unrecognized compensation cost related to outstanding employee and nonemployee options was $20.2 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.9 years.

Employee Stock Purchase Plan

In September 2021, the Company’s board of directors approved and adopted the 2021 Employee Stock Purchase Plan (the ESPP). The ESPP became effective on the business day immediately prior to the effective date of the Company’s first registration statement. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is six months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. A total of 380,000 shares of common stock were initially reserved.

Restricted Stock

Since inception, the Company has issued 2,820,560 shares of restricted common stock at a price of $0.0001 per share to certain founders of the Company (Founders Stock). The Company maintains a repurchase right whereby the Founders Stock are released from such repurchase right over a period of time of continued service by the recipient. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. Unvested outstanding Founders Stock as of December 31, 2021 and 2020 were 495,170 and 991,178 shares, respectively. The amount recorded as liabilities associated with shares issued with repurchase rights were immaterial as of December 31, 2021 and 2020.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2021 and 2020, 599,878 and 230,222 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of December 31, 2021 and 2020, the Company recorded $0.4 million and $0.1 million, respectively, associated with shares issued with repurchase rights in other long-term liabilities.

Common stock reserved for future issuance consisted of the following:

December 31,
2021
Common stock options granted and outstanding	3,771,516
Shares available for future issuance under the 2021 Incentive Award Plan	4,384,274
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	380,000
Total common stock reserved for future issuance	8,535,790

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(26,294)	$(9,336)
Denominator:
Weighted average shares used to compute net loss per common share, basic and diluted	13,780,546	1,542,174
Net loss per share, basic and diluted	$(1.91)	$(6.05)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

As of December 31,
2021
Unvested restricted common stock subject to repurchase	495,170
Unvested common stock upon early exercise of stock options	599,878
Options to purchase common stock	3,771,516
4,866,564

9. Income Taxes

The following is a reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Expected tax benefit at statutory rate	$(5,392)	$(1,960)
State income tax, net of federal benefit	(1,661)	(12)
Permanent items and other	114	102
Research credits	(680)	(70)
Change in valuation allowance	7,620	1,941
	$1	$1

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$9,297	$2,711
Tax credits	874	144
Other, net	709	186
Total deferred tax assets	10,880	3,041
Valuation allowance	(10,618)	(2,998)
Deferred tax assets, net of valuation allowance	262	43
Deferred tax liabilities:
Depreciation	(37)	(7)
Right of use assets	(225)	(36)
Total deferred tax liabilities	(262)	(43)
Net deferred tax assets / (liabilities)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $10.6 million as of December 31, 2021 as management cannot conclude that it is more likely than not that certain deferred tax assets will be realized primarily due to the history of losses from inception. The Company increased its valuation allowance by approximately $7.6 million during the year ended December 31, 2021.

At December 31, 2021, the Company had federal and state tax loss carry forwards of approximately $35.3 million and $35.3 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income after January 1, 2021. Of the amount of federal net operating loss carryforwards, $35.3 million can be carried forward indefinitely. Unless previously utilized, the state net operating losses will begin to expire in 2038.

At December 31, 2021, the Company has federal and California research and development tax credits of $0.8 million and $0.6 million, respectively. The federal research and development tax credits begin to expire in 2038 unless previously utilized. The California research and development tax credits carry forward indefinitely.

Pursuant to the Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes have occurred or occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2021 and 2020, respectively (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance at January 1	$91	$—
Additions related to current year positions	312	91
Additions related to prior year positions	739	—
Ending balance at December 31	$1,142	$91

Due to the existence of the valuation allowance, future recognition of previously unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is subject to taxation in the United States and various state jurisdictions. All of the Company’s tax years from inception are subject to examination by federal and state tax authorities. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense.

The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheet as of December 31, 2021 and has not recognized interest or penalties in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020. Further, the Company is not currently under examination by any federal, state or local tax authority.

The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of December 31, 2021, the Company has not recorded any material adjustments to its income tax provision related to the provisions within the CARES Act. The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.

10. Commitments and Contingencies

Operating Leases

The Company leases its office and laboratory facilities under an operating lease with a term that expires in 2026 (the Original Lease). We have two options to extend the term of the operating lease for a period of three years each. However, as we were not reasonably certain to exercise either of those options at lease commencement, neither option was recognized as part of the associated operating lease ROU, asset or liability. As part of the terms of the lease agreement, the Company was required to maintain a letter of credit of $0.2 million which must remain in place until 2023 at the earliest and was considered a non-current asset as of December 31, 2021.

On March 2, 2022, the Company entered into the First Amendment to the Original Lease under which it leases approximately 4,734 square feet of laboratory and office space for the Company's corporate headquarters. Pursuant to the First Lease Amendment, the expiration date of the Original Lease was extended to 120 months after the commencement date of the Expansion Lease (as defined below). In no event will the term of the Original Lease end sooner than 60 months from its original commencement date, which would be approximately July 2026. The Company has two options to extend the term of the operating lease for a period of three years each. The Original Lease will be coterminous with the Expansion Lease.

On March 2, 2022, the Company entered into an agreement (the Expansion Lease), for an additional approximate 7,377 square feet of space. The expected lease commencement date is April 2023 and will terminate in March 2033, with the option to extend for two additional 36 month periods.

The Company's operating lease cost was $0.3 million for 2021 and $0.2 million for 2020. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million for 2021 and 2020.

The components of lease expense include operating and finance lease costs. Amortization is recorded in research and development expenses and interest expense is recorded in other expenses in the statements of operations and comprehensive loss. Components of lease cost for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$331	$158
Finance lease cost
Amortization of ROU assets	5	9
Interest on lease liabilities	—	1

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of December 31,
Year ending December 31,
2022	$288
2023	299
2024	308
2025	318
Thereafter	188
Total minimum lease payments	1,401
Less: amount representing interest	(218)
Present value of lease liabilities	1,183
Less: current portion of lease liabilities	(202)
Lease liabilities, noncurrent	$981

	December 31,
	2021	2020
Weighted-average remaining lease term (years) - operating leases	4.6	0.8
Weighted-average remaining lease term (years) - finance leases	0.0	0.6
Weighted-average incremental borrowing rate - operating leases	7.50%	7.50%
Weighted-average incremental borrowing rate - finance leases	7.50%	7.50%

11. Employee Benefits

The Company offers a 401(k) plan (401(k) Plan) for all employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. The Company did not make any matching employer contributions to the 401(k) Plan for the years ended December 31, 2021 and 2020.

12. Subsequent Events

Except as described in Note 10, the Company has concluded that no subsequent event has occurred that requires disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and our principal financial officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and our principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies,” and our status as a non-accelerated filer under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the latest fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 2, 2022, we entered into a First Amendment to Lease with Fabric 2656 State, LLC, a California limited liability company (the First Lease Amendment), which amended that certain Lease, dated as of August 5, 2020 (the Original Lease) under which we lease approximately 4,734 square feet of laboratory and office space for our corporate headquarters. Pursuant to the First Lease Amendment, the expiration date of the Original Lease was extended to 120 months after the Commencement Date (as defined in the Expansion Lease) of the Expansion Lease (as defined below) (such expiration date estimated to be March 2033). In no event will the term of the Original Lease end sooner than 60 months from its original commencement date, which would be on or around

July 2026. If the Commencement Date under the Expansion Lease (as defined below) occurs, the base rent under the Original Lease will be $24,616.80 per month and will increase annually at an approximate rate of three percent (3%) per year. The Original Lease will be coterminous with the Expansion Lease. We will have the option to extend the Original Lease for two 36-month periods.

On March 2, 2022, we also entered into a Lease with Fabric 2676 State Street, LLC, a California limited liability company (the Expansion Lease), for approximately 7,377 square feet of additional space in a building adjacent to the property that is the subject of the Original Lease. The Expansion Lease will commence when the improvements to such space are complete (estimated to be by April 2023) and will end 120 months thereafter (estimated to be March 2033). The base rent under the Expansion Lease will be $39,466.95 per month (unless the square footage is increased) and will increase annually at an approximate rate of three percent (3%) per year. We are also required to pay our share of operating expenses initially set at $3,688.50 per month (based on the present square footage of the facilities). We will have the option to extend the Expansion Lease for two 36-month periods. We will also have the option to terminate the Expansion Lease early upon six months’ notice, but not earlier than 60 months following the Commencement Date, and by paying a termination fee equal to 24 months of base rent and operating expenses. If the lessor terminates the Expansion Lease due to our breach within the first 60 months after the Commencement Date, we would owe the lessor an amortized portion of the $750,000 inducement lessor is required to provide to us in the form of tenant improvements. The inducement amount that is subject to recapture by the lessor is reduced by $6,250 per month each month after the Commencement Date. We will be required to provide a letter of credit in favor of the lessor upon execution of the Expansion Lease.

The foregoing descriptions of the terms of the First Amendment to the Original Lease and the Expansion Lease do not purport to be complete, and are qualified in their entirety by reference to the complete copy of such documents filed as exhibits to this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the Definitive Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website at www.tyra.bio. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Executive Compensation and Other Information,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Information required by Item 201(d) of Regulation S-K will be contained in our Definitive Proxy Statement under the heading “Executive Compensation” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement under the headings “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement under the heading “Independent Registered Public Accountants’ Fees,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.
Financial Statements.

The financial statements of Tyra Biosciences, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm (PCAOB ID No. 42), are included in this Annual Report contained in Part II, Item 8. Financial Statements and Supplementary Data.

2.
Finance Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.
Exhibits.

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this Annual Report and is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	9/17/21	3.1
3.2	Amended and Restated Bylaws	8-K	9/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Description of Registered Securities				X
10.1#	Tyra Biosciences, Inc. 2020 Equity Incentive Plan and form of stock option agreement thereunder	S-1	8/20/21	10.1
10.2#	Tyra Biosciences, Inc. 2021 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	9/9/21	10.2
10.3#	Tyra Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	9/9/21	10.3
10.4#	Non-Employee Director Compensation Program	S-1/A	9/9/21	10.4
10.5#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Todd Harris and the Registrant	S-1	8/20/21	10.12
10.6#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Daniel Bensen and the Registrant	S-1	8/20/21	10.13
10.7#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Esther van den Boom and the Registrant	S-1	8/20/21	10.14
10.8#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Ronald Swanson and the Registrant	S-1	8/20/21	10.15
10.9#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Hiroomi Tada and the Registrant	S-1	8/20/21	10.16
10.10#	Amended and Restated Employment Agreement, dated August 18, 2021, by and between Robert Hudkins and the Registrant	S-1	8/20/21	10.17
10.11#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Piyush Patel and the Registrant	S-1	8/20/21	10.18
10.12#	Employment Letter Agreement, dated August 19, 2021, by and between John Healy and the Registrant				X
10.13	Office Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated August 5, 2020	S-1	8/20/21	10.19
10.14	First Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated March 2, 2022				X
10.15	Office Lease, between the Registrant and Fabric 2676 State Street, LLC, a California limited liability company, dated March 2, 2022				X
10.16#	Form of Indemnification Agreement for Directors and Officers	S-1	8/20/21	10.20

23.1	Consent of independent registered public accounting firm	X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)	X

# Indicates management contract or compensatory plan.

* This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYRA BIOSCIENCES, INC.

/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D. President, Chief Executive Officer, and Director

Date: March 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd Harris, Ph.D.	President, Chief Executive Officer and Director	March 3, 2022
Todd Harris, Ph.D.	(principal executive officer)

/s/ Esther van den Boom	Chief Financial Officer	March 3, 2022
Esther van den Boom	(principal financial and accounting officer)

/s/ Isan Chen, M.D.	Director	March 3, 2022
Isan Chen, M.D.

/s/ Gilla Kaplan, Ph.D.	Director	March 3, 2022
Gilla Kaplan, Ph.D.

/s/ Nina Kjellson	Director	March 3, 2022
Nina Kjellson

/s/ Melissa McCracken, Ph.D.	Director	March 3, 2022
Melissa McCracken, Ph.D.

/s/ Robert More	Director	March 3, 2022
Robert More

/s/ Jake Simson, Ph.D.	Director	March 3, 2022
Jake Simson, Ph.D.

/s/ Siddarth Subramony, Ph.D.	Director	March 3, 2022
Siddarth Subramony, Ph.D.

/s/ Rehan Verjee	Director	March 3, 2022
Rehan Verjee