Form 10-Q
period 2022-03-31
Tyra Biosciences, Inc.
filed 2022-05-05
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 41,761,269 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tyra Biosciences, Inc.
Balance Sheets

(in thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$292,499	$302,182
Prepaid and other current assets	1,526	1,875
Total current assets	294,025	304,057
Restricted cash	1,000	243
Property and equipment, net	1,008	1,027
Right-of-use asset	2,576	1,062
Other long-term assets	362	312
Total assets	$298,971	$306,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $69 and $47, respectively)	$1,356	$599
Lease liabilities, current	119	202
Accrued and other current liabilities	3,426	2,815
Total current liabilities	4,901	3,616
Lease liabilities, noncurrent	2,583	981
Other long-term liabilities	303	367
Total liabilities	7,787	4,964
Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 42,565,134 and 42,536,183 shares issued at March 31, 2022 and December 31, 2021, respectively, and 41,696,564 and 41,441,135 shares outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	346,377	342,104
Accumulated deficit	(55,197)	(40,371)
Total stockholders’ equity	291,184	301,737
Total liabilities and stockholders’ equity	$298,971	$306,701

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.
Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$9,645	$3,522
General and administrative (including related party amounts of $210 and $0, respectively)	5,189	689
Total operating expenses	14,834	4,211
Loss from operations	(14,834)	(4,211)
Other (expense) income:
Interest income	18	2
Other expense	(10)	—
Total other income	8	2
Net loss and comprehensive loss	$(14,826)	$(4,209)
Net loss per share, basic and diluted	$(0.36)	$(2.09)
Weighted-average shares used to compute net loss per share, basic and diluted	41,551,713	2,009,370

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,374,560	$27,651	—	$—	1,829,377	$—	$439	$(14,077)	$(13,638)
Issuance of Series A convertible preferred stock, net of issuance costs	2,848,486	23,495	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	3,874,793	106,128	—	—	—	—	—
Issuance of common stock under benefit plans	—	—	—	—	139,212	—	86	—	86
Vesting of shares of common stock subject to repurchase	—	—	—	—	234,239	—	65	—	65
Stock-based compensation	—	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	—	(4,209)	(4,209)
Balance at March 31, 2021	6,223,046	$51,146	3,874,793	$106,128	2,202,828	$—	$764	$(18,286)	$(17,522)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	$—	41,441,135	$4	$342,104	$(40,371)	$301,737
Issuance of common stock under benefit plans	—	—	—	—	28,951	—	238	—	238
Vesting of shares of common stock subject to repurchase	—	—	—	—	226,478	—	63	—	63
Stock-based compensation	—	—	—	—	—	—	3,972	—	3,972
Net loss	—	—	—	—	—	—	—	(14,826)	(14,826)
Balance at March 31, 2022	—	$—	—	$—	41,696,564	$4	$346,377	$(55,197)	$291,184

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,826)	$(4,209)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	64	22
Stock-based compensation	3,972	174
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	299	(91)
Accounts payable, accrued expenses and other liabilities	1,560	(574)
Right-of-use assets and lease liabilities, net	4	—
Net cash used in operating activities	(8,925)	(4,678)
Cash flows from investing activities:
Purchases of property and equipment	(239)	(60)
Net cash used in investing activities	(239)	(60)
Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock, net of issuance costs	—	23,495
Proceeds from the issuance of Series B convertible preferred stock, net of issuance costs	—	106,128
Proceeds from issuances of common stock under benefit plans	238	533
Payments for financing lease	—	(4)
Net cash provided by financing activities	238	130,152
Net cash (decrease) increase for the period	(8,926)	125,414
Cash, cash equivalents and restricted cash at beginning of the period	302,425	15,467
Cash, cash equivalents and restricted cash at end of the period	$293,499	$140,881
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$292,499	$140,638
Restricted cash	1,000	243
Total cash, cash equivalents and restricted cash	$293,499	$140,881
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for lease liability	$1,547	$—
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable	17	18
Deferred offering costs included in accounts payable and accrued expenses	—	145
Series B issuance costs included in accounts payable and accrued expenses	—	148

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The accompanying unaudited financial statements do not include all of the information and notes required by GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at March 31, 2022 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

From inception to March 31, 2022, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary SNÅP platform, undertaking research and development activities for its development programs, establishing its intellectual property portfolio, and providing general and administrative support for its operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues to develop its current and future product candidates. From inception through March 31, 2022, the Company funded its operations primarily through the issuance of common stock in its IPO, the sale of convertible preferred stock and the issuance of Simple Agreements for Future Equity (SAFEs).

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2022, there have been no changes to our significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of March 31, 2022 and December 31, 2021.

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (FASB ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships:

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

The Company previously entered into a consulting agreement with van den Boom & Associates, LLC (van den Boom & Associates), a professional services firm contracted to provide resources to assist with day-to-day accounting functions. Services provided under the agreement with van den Boom & Associates are billed at hourly rates. On April 16, 2021, Ms. van den Boom, the managing partner of van den Boom & Associates, entered into an employment agreement with the Company whereby she became its Chief Financial Officer. Van den Boom & Associates is considered a related party under FASB ASC 850 from the point in which Ms. van den Boom became a Company officer. For the three months ended March 31, 2022, van den Boom & Associates rendered contracted services totaling approximately $0.2 million.

Recently Issued Accounting Pronouncements

There were no other significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2021 and 2020 to the recently issued accounting standards for the three months ended March 31, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at March 31, 2022 and December 31, 2021 are money market funds with a carrying value and fair value of $292.5 million and $302.2 million, respectively, based upon a Level 1 fair value assessment.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment	$873	$870
Computers and software	133	109
Leasehold improvements	156	141
Furniture and fixtures	79	76
	1,241	1,196
Less: accumulated depreciation	(233)	(169)
Total property and equipment, net	$1,008	$1,027

The Company recognized $64,000 and $22,000 in depreciation expense for the three months ended March 31, 2022 and 2021, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and other employee benefits	$1,004	$1,278
Accrued research and development	2,081	1,257
Accrued legal and professional fees	134	61
Accrued other general and administrative fees	207	219
Total accrued and other current liabilities	$3,426	$2,815

6. Stockholders' Equity

Convertible Preferred Stock

In January 2020 and February 2021, the Company issued, at each date, 2,848,486 shares of Series A convertible preferred stock at a price of $8.25 per share resulting in gross proceeds of $23.5 million, at each date, and incurred issuance costs of $0.2 million and $5,000, respectively.

In March 2021, the Company issued 3,874,793 shares of Series B convertible preferred stock, at a price of $27.4337 per share, resulting in net proceeds of $106.1 million excluding issuance costs of $0.2 million.

In September 2021, upon completion of the IPO, all of the Company’s shares of convertible preferred stock converted into 26,228,089 shares of common stock.

Common Stock

Common stock reserved for future issuance consisted of the following:

	March 31, 2022	December 31, 2021
Common stock options granted and outstanding	3,844,194	3,771,516
Shares available for future issuance under the 2021 Incentive Award Plan	6,436,972	4,384,274
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	777,844	380,000
Total common stock reserved for future issuance	11,059,010	8,535,790

Restricted Stock

Since inception, the Company has issued 2,820,560 shares of restricted common stock at a price of $0.0001 per share to certain founders of the Company (Founders Stock). The Company maintains a repurchase right whereby the shares of Founders Stock are released from such repurchase right over a period of time of continued service by the recipient. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. Unvested outstanding Founders Stock as of March 31, 2022 and December 31, 2021 were 372,700 and 495,170 shares, respectively. The amount recorded as liabilities associated with shares issued with repurchase rights were immaterial as of March 31, 2022 and December 31, 2021.

For the three months ended March 31, 2022 and 2021, 122,470 and 127,175 shares vested in each period and the Company recognized $0.1 million of stock-based compensation expense for each period related to the awards, respectively. As of March 31, 2022, the total unrecognized compensation expense related to unvested Founders Stock was $0.2 million and is expected to be recognized over a weighted-average period of approximately 0.8 years.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Plan.

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. The number of shares reserved under the 2021 Plan also included 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan as of immediately prior to the effectiveness of the 2021 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2020 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will automatically increase on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors.

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

A summary of the Company’s stock option activity for the period ended March 31, 2022 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,771,516	$9.18	9.3	$28,901
Granted	190,487	$11.55
Exercised	(1,433)	$2.22
Forfeited	(116,376)	$14.66
Outstanding at March 31, 2022	3,844,194	$8.95	8.7	$19,938
Exercisable at March 31, 2022	891,348	$5.79	7.1	$5,926
Vested and expected to vest as of March 31, 2022	3,844,194	$8.95	8.7	$19,938

As of March 31, 2022, 184,214 performance-based stock options were both outstanding and unvested, with total unrecognized stock-based compensation expense of $0.8 million. The achievement of the performance conditions for these options was deemed probable to occur as of March 31, 2022, therefore the Company recognized $1.5 million in expense over the requisite service period related to these awards for the three months ended March 31, 2022.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Three Months Ended March 31,
	2022	2021
Stock Options:
Stock price	$10.96 - 12.31	$0.99 - 2.24
Risk-free rate of interest	1.6 - 2.0%	0.8 - 1.0%
Expected term (years)	6.0 - 6.1	6.0 - 6.1
Expected stock price volatility	86.4 - 90.4%	99.7 - 99.9%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards, including Founder's Stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expense	$1,478	$79
General and administrative expense	2,494	95
Total	$3,972	$174

The weighted-average grant date fair value of employee option grants for the three months ended March 31, 2022 and 2021 was $8.52 and $1.76 per share, respectively.

As of March 31, 2022, the unrecognized compensation cost related to outstanding employee and nonemployee options was $20.4 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved and adopted the 2021 Employee Stock Purchase Plan (ESPP). The ESPP became effective on the business day immediately prior to the effective date of the Company’s first registration statement. A total of 380,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the ESPP. In addition, the number of shares of the Company’s common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is six months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the three months ended March 31, 2022, the Company issued 27,518 shares of common stock in connection with the ESPP.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options prior to the IPO. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2022 and December 31, 2021, 495,870 and 599,878 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of March 31, 2022 and December 31, 2021, the Company recorded $0.3 million and $$0.4 million, respectively, associated with shares issued with repurchase rights in other long-term liabilities.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(14,826)	$(4,209)
Denominator:
Weighted average shares used to compute net loss per common share, basic and diluted	41,551,713	2,009,370
Net loss per share, basic and diluted	$(0.36)	$(2.09)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of March 31,
	2022	2021
Unvested restricted common stock subject to repurchase	372,700	864,007
Unvested common stock upon early exercise of stock options	495,870	818,700
Options to purchase common stock	3,844,194	865,032
	4,712,764	2,547,739

9. Leases

The Company has leases for its office and laboratory space, including its corporate headquarters, with terms that expire in 2033. The Company has two options to extend the term of the operating lease for a period of three years each. However, as the Company was not reasonably certain to exercise either of those options at lease commencement, neither option was recognized as part of the associated operating lease Right of Use (ROU) asset or liability.

In March 2022, the Company entered into an agreement (the Expansion Lease), for an additional office and laboratory space. The Expansion Lease is expected to commence in the second quarter of 2023 and projected lease payments over the life of the lease are expected to be $5.5 million with a lease expiration of 120 months after the commencement of the Expansion Lease. The Company has an option to renew the Expansion Lease and its existing operating lease, which has the same lessor and has been amended to have the same lease term as the Expansion Lease for two additional thirty-six month periods

In connection with the Company's operating leases, the Company paid a security deposit of $71,000 and is required to maintain a letter of credit of $1.0 million until 2027 at which time it can be reduced to $0.5 million throughout the end of the lease term.

The Company's operating lease cost was $0.1 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of March 31,
Year ending December 31,
2022 (remaining nine months)	$219
2023	299
2024	308
2025	317
2026	327
Thereafter	2,378
Total minimum lease payments	3,848
Less: amount representing interest	(1,146)
Present value of lease liabilities	2,702
Less: current portion of lease liabilities	(119)
Lease liabilities, noncurrent	$2,583

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years) - operating leases	11.3	4.6
Weighted-average incremental borrowing rate - operating leases	6.50%	7.50%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Annual Report).

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic on our business, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target” “will” or “would” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Overview

We are a precision oncology company focused on developing purpose-built therapies to overcome tumor resistance and improve outcomes for patients with cancer. We are using our proprietary SNÅP platform, which is optimized to enable rapid and precise refinement of structural design through iterative molecular SNÅPshots, in order to generate next-generation product candidates that are specifically designed to address acquired drug resistance and provide alternative treatment options. We are initially focused on developing a pipeline of selective inhibitors of the Fibroblast Growth Factor Receptor (FGFR) family members, which are altered in approximately 7% of all cancers. We are advancing multiple product candidates toward the clinic including our lead product candidate TYRA-300, an FGFR3 inhibitor with an initial focus on patients with metastatic urothelial carcinoma of the bladder and urinary tract. Our second product candidate, TYRA-200, is an FGFR2 inhibitor with an initial focus on patients with intrahepatic cholangiocarcinoma who have developed drug resistance mutations to existing FGFR inhibitors due to activating mutations and gene alterations in FGFR2. We anticipate submitting an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) for TYRA-300 in mid-2022 and for TYRA-200 in the second half of 2022. In addition, we have pipeline development programs targeting FGFR3-related achondroplasia and other FGFR3-related skeletal dysplasias, REarranged during Transfection kinase (RET), and FGFR4-related cancers.

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreement for Future Equity. Our net losses for the three months ended March 31, 2022 and 2021 were $14.8 million and $4.2 million, respectively. As of March 31, 2022, we had an accumulated deficit of $55.2 million. As of March 31, 2022, we had cash and cash equivalents of $292.5 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$9,645	$3,522	$6,123
General and administrative	5,189	689	4,500
Total operating expenses	14,834	4,211	10,623
Loss from operations	(14,834)	(4,211)	(10,623)
Other (expense) income:
Interest income	18	2	16
Other expense	(10)	—	(10)
Total other income	8	2	6
Net loss and comprehensive loss	$(14,826)	$(4,209)	$(10,617)

Research and Development Expenses

Research and development expenses were $9.6 million and $3.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $6.1 million was primarily due to additional spend to support the advancement of our TYRA-300, TYRA-200 and our SNÅP platform, including $2.8 million of higher personnel-related costs, including $1.4 million of non-cash stock-based compensation costs.

The following table summarizes our research and development expenses by development program for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
External research and development expense by program
TYRA-300	$2,292	$1,340
TYRA-200	1,007	556
FGFR3 ACH	570	—
RET	1,466	374
FGFR4	486	124
Other development programs	121	—
Unallocated research and development expense
Other research and development	599	208
Personnel-related expenses	1,626	841
Stock-based compensation	1,478	79
Total research and development expense	$9,645	$3,522

General and Administrative Expenses

General and administrative expenses were $5.2 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.5 million was primarily due to increases of $3.3 million in personnel-related expenses, including $2.4 million in non-cash stock-based compensation costs, $0.6 million in professional services related to legal, accounting, and other consulting fees and $0.6 million in other operating expenses.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(8,925)	$(4,678)
Net cash used in investing activities	(239)	(60)
Net cash provided by financing activities	238	130,152
Net cash (decrease) increase for the period	$(8,926)	$125,414

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $8.9 million, consisting primarily of our net loss of $14.8 million, adjusted for $4.0 million of non-cash charges related to stock-based compensation expense and $1.9.0 million for net changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2021 was $4.7 million, consisting primarily of our net loss of $4.2 million and $0.7 million for net changes in operating assets and liabilities, partially offset by $0.2 million of non-cash charges related to stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2022 and was primarily related to $0.2 million from proceeds received from the issuance of common stock under benefit plans.

Net cash provided by financing activities was $130.2 million for the three months ended March 31, 2021, primarily related to net proceeds of $23.5 million from the second closing of our Series A convertible preferred stock, $106.1 million in net proceeds from the issuance of our Series B convertible preferred stock, and $0.6 million from proceeds received from the issuance of common stock under equity plans.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2022 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report.

The following table summarizes our contractual obligations and commitments as of March 31, 2022 (in thousands):

	Payments Due by Period
	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Operating lease obligations	$3,848	$219	$607	$644	$2,378

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2021 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until the filing of our Annual Report on Form 10-K for the year ended December 31, 2022. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material changes to the risk factors disclosed in Item 1A of our 2021 Annual Report.

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

There has been no material change in the planned use of such proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	9/17/21	3.1
3.2	Amended and Restated Bylaws	8-K	9/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
10.1	First Amendment to Lease between the Registrant and Fabric 2656 State, LLC, dated March 2, 2022	10-K	3/3/22	10.14
10.2	Office Lease between the Registrant and Fabric 2676 State Street, LLC, dated March 2, 2022	10-K	3/3/22	10.15
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TYRA BIOSCIENCES, INC.

Date: May 5, 2022	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Esther van den Boom
Esther van den Boom
Chief Financial Officer
(Principal Financial and Accounting Officer)