Form 10-Q
period 2022-06-30
Tyra Biosciences, Inc.
filed 2022-08-04
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the registrant had 41,973,623 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tyra Biosciences, Inc.
Balance Sheets

(in thousands, except share and par value data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$275,107	$302,182
Prepaid and other current assets	2,192	1,875
Total current assets	277,299	304,057
Restricted cash	1,000	243
Property and equipment, net	1,201	1,027
Right-of-use asset	2,536	1,062
Other long-term assets	5,082	312
Total assets	$287,118	$306,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $67 and $47, respectively)	$2,343	$599
Lease liabilities, current	123	202
Accrued and other current liabilities	2,989	2,815
Total current liabilities	5,455	3,616
Lease liabilities, noncurrent	2,549	981
Other long-term liabilities	261	367
Total liabilities	8,265	4,964
Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 42,580,381 and 42,536,183 shares issued at June 30, 2022 and December 31, 2021, respectively, and 41,903,110 and 41,441,135 shares outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	349,141	342,104
Accumulated deficit	(70,292)	(40,371)
Total stockholders’ equity	278,853	301,737
Total liabilities and stockholders’ equity	$287,118	$306,701

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.
Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$12,047	$4,381	$21,692	$7,902
General and administrative (including related party amounts of $186, $118, $396 and $118, respectively)	3,381	1,127	8,570	1,816
Total operating expenses	15,428	5,508	30,262	9,718
Loss from operations	(15,428)	(5,508)	(30,262)	(9,718)
Other income (expense):
Interest income	346	4	364	5
Other expense	(13)	(8)	(23)	(8)
Total other income (expense)	333	(4)	341	(3)
Net loss and comprehensive loss	$(15,095)	$(5,512)	$(29,921)	$(9,721)
Net loss per share, basic and diluted	$(0.36)	$(2.43)	$(0.72)	$(4.54)
Weighted-average shares used to compute net loss per share, basic and diluted	41,777,206	2,267,113	41,665,155	2,139,889

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,374,560	$27,651	—	$—	1,829,377	$—	$439	$(14,077)	$(13,638)
Issuance of Series A convertible preferred stock, net of issuance costs	2,848,486	23,495	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	3,874,793	106,128	—	—	—	—	—
Issuance of common stock under benefit plans	—	—	—	—	139,212	—	86	—	86
Vesting of shares of common stock subject to repurchase	—	—	—	—	234,239	—	65	—	65
Stock-based compensation	—	—	—	—	—	—	174	—	174
Net loss	—	—	—	—	—	—	—	(4,209)	(4,209)
Balance at March 31, 2021	6,223,046	$51,146	3,874,793	$106,128	2,202,828	$—	$764	$(18,286)	$(17,522)
Issuance of common stock under benefit plans	—	—	—	—	1,511	—	1	—	1
Vesting of shares of common stock subject to repurchase	—	—	—	—	170,012	—	28	—	28
Stock-based compensation	—	—	—	—	—	—	338	—	338
Net loss	—	—	—	—	—	—	—	(5,512)	(5,512)
Balance at June 30, 2021	6,223,046	$51,146	3,874,793	$106,128	2,374,351	$—	$1,131	$(23,798)	$(22,667)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	$—	41,441,135	$4	$342,104	$(40,371)	$301,737
Issuance of common stock under benefit plans	—	—	—	—	28,951	—	238	—	238
Vesting of shares of common stock subject to repurchase	—	—	—	—	226,478	—	63	—	63
Stock-based compensation	—	—	—	—	—	—	3,972	—	3,972
Net loss	—	—	—	—	—	—	—	(14,826)	(14,826)
Balance at March 31, 2022	—	$—	—	$—	41,696,564	$4	$346,377	$(55,197)	$291,184
Issuance of common stock under benefit plans	—	—	—	—	15,247	—	34	—	34
Vesting of shares of common stock subject to repurchase	—	—	—	—	191,299	—	42	—	42
Stock-based compensation	—	—	—	—	—	—	2,688	—	2,688
Net loss	—	—	—	—	—	—	—	(15,095)	(15,095)
Balance at June 30, 2022	—	$—	—	$—	41,903,110	$4	$349,141	$(70,292)	$278,853

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,921)	$(9,721)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	132	49
Stock-based compensation	6,660	512
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,083)	(156)
Accounts payable, accrued expenses and other liabilities	2,102	171
Right-of-use assets and lease liabilities, net	15	6
Net cash used in operating activities	(26,093)	(9,139)
Cash flows from investing activities:
Purchases of property and equipment	(490)	(300)
Net cash used in investing activities	(490)	(300)
Cash flows from financing activities:
Proceeds from the issuance of Series A convertible preferred stock, net of issuance costs	—	23,495
Proceeds from the issuance of Series B convertible preferred stock, net of issuance costs	—	106,128
Proceeds from issuances of common stock under benefit plans	265	536
Payment of deferred offering costs	—	(731)
Payments for financing lease	—	(9)
Net cash provided by financing activities	265	129,419
Net cash (decrease) increase for the period	(26,318)	119,980
Cash, cash equivalents and restricted cash at beginning of the period	302,425	15,467
Cash, cash equivalents and restricted cash at end of the period	$276,107	$135,447
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$275,107	$135,204
Restricted cash	1,000	243
Total cash, cash equivalents and restricted cash	$276,107	$135,447
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for lease liability	$1,556	$1,215
Non-cash investing and financing activities:
Repurchase of early exercise liability in accounts payable	—	25
Purchases of equipment included in accounts payable	29	126
Deferred offering costs included in accounts payable and accrued expenses	—	1,579

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The accompanying unaudited financial statements do not include all of the information and notes required by GAAP for complete financial statements. These unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at June 30, 2022 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

From inception to June 30, 2022, the Company has devoted substantially all of its resources to organizing and staffing the company, business planning, raising capital, developing its proprietary SNÅP platform, undertaking research and development activities for its development programs, establishing its intellectual property portfolio, and providing general and administrative support for its operations. The Company has a limited operating history, has never generated any revenue, and the sales and income potential of its business is unproven. The Company has incurred net losses and negative cash flows from operating activities since its inception and expects to continue to incur net losses into the foreseeable future as it continues to develop its current and future product candidates. From inception through June 30, 2022, the Company funded its operations primarily through the issuance of common stock in its IPO, the sale of convertible preferred stock and the issuance of Simple Agreements for Future Equity.

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

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2022, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount the Company accrues the minimum amount in the range. The Company has not recorded any such liabilities as of June 30, 2022 and December 31, 2021.

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
•
Management of the entity and members of their immediate families; or
•
Other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The Company previously entered into a consulting agreement with van den Boom & Associates, LLC (van den Boom & Associates), a professional services firm contracted to provide resources to assist with day-to-day accounting functions. Services provided under the agreement with van den Boom & Associates are billed at hourly rates. On April 16, 2021, Ms. van den Boom, the managing partner of van den Boom & Associates, entered into an employment agreement with the Company whereby she became its Chief Financial Officer. Van den Boom & Associates is considered a related party under FASB ASC 850 from the point in which Ms. van den Boom became a Company officer. For the three and six months ended June 30, 2022, van den Boom & Associates rendered contracted services totaling approximately $0.2 million and $0.4 million, respectively.

Recently Issued Accounting Pronouncements

There were no other significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2021 and 2020 to the recently issued accounting standards for the three and six months ended June 30, 2022. Although there are several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, prepaid and other current assets, restricted cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Included in cash and cash equivalents at June 30, 2022 and December 31, 2021 are money market funds with a carrying value and fair value of $275.1 million and $302.2 million, respectively, based upon a Level 1 fair value assessment.

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Equipment	$1,101	$870
Computers and software	164	109
Leasehold improvements	156	141
Furniture and fixtures	79	76
	1,500	1,196
Less: accumulated depreciation	(299)	(169)
Total property and equipment, net	$1,201	$1,027

Depreciation expense for the three and six months ended June 30, 2022 was $69,000 and $132,000, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $26,000 and $49,000, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and other employee benefits	$1,215	$1,278
Accrued research and development	1,390	1,257
Accrued legal and professional fees	156	61
Accrued other general and administrative fees	228	219
Total accrued and other current liabilities	$2,989	$2,815

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

Common Stock

Common stock reserved for future issuance consisted of the following:

	June 30, 2022	December 31, 2021
Common stock options granted and outstanding	4,505,258	3,771,516
Shares available for future issuance under the 2021 Incentive Award Plan	5,760,661	4,384,274
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	777,844	380,000
Total common stock reserved for future issuance	11,043,763	8,535,790

Restricted Stock

Since inception, the Company has issued 2,820,560 shares of restricted common stock at a price of $0.0001 per share to certain founders of the Company (Founders Stock). The Company maintains a repurchase right whereby the shares of Founders Stock are released from such repurchase right over a period of time of continued service by the recipient. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. Unvested outstanding Founders Stock as of June 30, 2022 and December 31, 2021 were 250,230 and 495,170 shares, respectively. The amount recorded as liabilities associated with shares issued with repurchase rights were immaterial as of June 30, 2022 and December 31, 2021.

For the six months ended June 30, 2022 and 2021, 244,940 and 243,631 shares vested in each period and the Company recognized $0.1 million of stock-based compensation expense for each period related to the awards, respectively. As of June 30, 2022, the total unrecognized compensation expense related to unvested Founders Stock was $0.2 million and is expected to be recognized over a weighted-average period of approximately 0.6 years.

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

A summary of the Company’s stock option activity for the period ended June 30, 2022 is as follows:

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,771,516	$9.18	9.3	$28,901
Granted	866,798	$8.57
Exercised	(16,680)	$2.25
Forfeited	(116,376)	$14.66
Outstanding at June 30, 2022	4,505,258	$8.79	8.7	$11,748
Exercisable at June 30, 2022	1,184,526	$7.45	7.5	$4,154
Vested and expected to vest as of June 30, 2022	4,505,258	$8.79	8.7	$11,748

As of June 30, 2022, 98,879 performance-based stock options were both outstanding and unvested, with total unrecognized stock-based compensation expense of $0.5 million. The achievement of the performance conditions for these options was deemed probable to occur as of June 30, 2022, therefore the Company recognized $0.9 million in expense over the requisite service period related to these awards for the six months ended June 30, 2022.

The achievement of performance conditions for an additional 96,341 performance-based stock options were met during the three months ended June 30, 2022 and vested. The Company recognized $0.6 million of expense related to these awards for the three months ended June 30, 2022 and $1.2 million for the six months ended June 30, 2022.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Six Months Ended June 30,
	2022	2021
Stock Options:
Stock price	$5.38 - 12.31	$0.99 - 10.75
Risk-free rate of interest	1.6 - 3.6%	0.8 - 1.1%
Expected term (years)	5.1 - 6.1	5.0 - 6.1
Expected stock price volatility	86.4 - 90.4%	98.9 - 99.9%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards, including Founder's Stock, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$1,602	$153	$3,080	$232
General and administrative expense	1,085	185	3,580	280
Total	$2,687	$338	$6,660	$512

The weighted-average grant date fair value of employee option grants for the six months ended June 30, 2022 and 2021 was $6.40 and $2.67 per share, respectively.

Forfeitures resulting in the reversal of compensation expense were immaterial for the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, the unrecognized compensation cost related to outstanding employee and nonemployee options was $21.8 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved and adopted the 2021 Employee Stock Purchase Plan (ESPP). The ESPP became effective on the business day immediately prior to the effective date of the Company’s first registration statement. A total of 380,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the ESPP. In addition, the number of shares of the Company’s common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is six months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the six months ended June 30, 2022, the Company issued 27,518 shares of common stock in connection with the ESPP.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options prior to the IPO. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2022 and December 31, 2021, 427,041 and 599,878 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of June 30, 2022 and December 31, 2021, the Company recorded $0.3 million and $0.4 million, respectively, associated with shares issued with repurchase rights in other long-term liabilities.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(15,095)	$(5,512)	$(29,921)	$(9,721)
Denominator:
Weighted average shares used to compute net loss per common share, basic and diluted	41,777,206	2,267,113	41,665,155	2,139,889
Net loss per share, basic and diluted	$(0.36)	$(2.43)	$(0.72)	$(4.54)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of June 30,
	2022	2021
Convertible preferred stock	—	10,097,839
Unvested restricted common stock subject to repurchase	250,230	741,534
Unvested common stock upon early exercise of stock options	427,041	771,153
Options to purchase common stock	4,505,258	2,586,835
	5,182,529	14,197,361

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

In March 2022, the Company entered into an agreement (the Expansion Lease), for an additional office and laboratory space. The Expansion Lease is expected to commence in the second quarter of 2023 and projected lease payments over the life of the lease are expected to be $5.5 million with a lease expiration of 120 months after the commencement of the Expansion Lease. The Company has an option to renew the Expansion Lease and its existing operating lease, which has the same lessor and has been amended to have the same lease term as the Expansion Lease for two additional thirty-six month periods.

In connection with the Company's operating leases, the Company paid a security deposit of $71,000 and is required to maintain a letter of credit of $1.0 million until 2027 at which time it can be reduced to $0.5 million throughout the end of the lease term.

The Company's operating lease cost was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of June 30,
Year ending December 31,
2022 (remaining six months)	$147
2023	299
2024	309
2025	317
2026	327
Thereafter	2,378
Total minimum lease payments	3,777
Less: amount representing interest	(1,105)
Present value of lease liabilities	2,672
Less: current portion of lease liabilities	(123)
Lease liabilities, noncurrent	$2,549

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years) - operating leases	11.0	4.6
Weighted-average incremental borrowing rate - operating leases	6.50%	7.50%

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

Overview

We are a precision oncology company focused on developing purpose-built therapies to overcome tumor resistance and improve outcomes for patients with cancer. We are using our proprietary SNÅP platform, which is optimized to enable rapid and precise refinement of structural design through iterative molecular SNÅPshots, in order to generate next-generation product candidates that are specifically designed to address acquired drug resistance and provide alternative treatment options. We are initially focused on developing a pipeline of selective inhibitors of the Fibroblast Growth Factor Receptor (FGFR) family members, which are altered in approximately 7% of all cancers. We are advancing multiple product candidates toward the clinic including our lead product candidate TYRA-300, an FGFR3 inhibitor with an initial focus on patients with metastatic urothelial carcinoma of the bladder and urinary tract. Our second product candidate, TYRA-200, is an FGFR2 inhibitor with an initial focus on patients with an intrahepatic cholangiocarcinoma who have developed drug resistance mutations to existing FGFR inhibitors due to activating mutations and gene alterations in FGFR2. We submitted an Investigational New Drug application (IND) with the U.S. Food and Drug Administration (FDA) for TYRA-300 in June 2022 and received clearance in July 2022 to proceed with our Phase 1/2 clinical study of TYRA-300 (SURF301), a two-part study designed to determine the optimal and maximum tolerated doses (MTD) and the recommended Phase 2 dose (RP2D) of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. We anticipate submitting an IND with the FDA for TYRA-200 in the second half of 2022. In addition, we have pipeline development programs targeting FGFR3-related achondroplasia and other FGFR3-related skeletal dysplasias, FGFR4-related cancers, and REarranged during Transfection kinase (RET).

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the six months ended June 30, 2022 and 2021 were $29.9 million and $9.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $70.3 million. As of June 30, 2022, we had cash and cash equivalents of $275.1 million.

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

Components of Results of Operations

Operating Expenses

Research and Development Expenses

To date, our research and development expenses consist primarily of external and internal costs related to the development of our SNÅP platform and our product candidates and development programs. Our research and development expenses primarily include:

•
external costs, including:
•
expenses incurred in connection with conducting clinical trials, including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with CROs, central laboratories and other vendors and service providers engaged to conduct our trials;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$12,047	$4,381	$7,666
General and administrative	3,381	1,127	2,254
Total operating expenses	15,428	5,508	9,920
Loss from operations	(15,428)	(5,508)	(9,920)
Other income (expense):
Interest income	346	4	342
Other expense	(13)	(8)	(5)
Total other income (expense)	333	(4)	337
Net loss and comprehensive loss	$(15,095)	$(5,512)	$(9,583)

Research and Development Expenses

Research and development expenses were $12.0 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $7.6 million was primarily due to additional spend to support the advancement of TYRA-300, TYRA-200 and our SNÅP platform, including $2.5 million of higher personnel-related costs, which included $1.4 million of non-cash stock-based compensation costs.

The following table summarizes our research and development expenses by development program for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
External research and development expense by program
TYRA-300	$3,060	$1,478
TYRA-200	1,857	835
FGFR3 ACH	822	—
RET	1,124	443
FGFR4	597	232
Other development programs	350	7
Unallocated research and development expense
Other research and development	696	313
Personnel-related expenses	1,939	920
Stock-based compensation	1,602	153
Total research and development expense	$12,047	$4,381

General and Administrative Expenses

General and administrative expenses were $3.4 million and $1.1 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $2.3 million was primarily due to increases of $1.2 million in personnel-related expenses, including $0.9 million in non-cash stock-based compensation costs, $0.7 million in other operating expenses and $0.4 million in professional services related to legal, accounting, and other consulting fees.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$21,692	$7,902	$13,790
General and administrative	8,570	1,816	6,754
Total operating expenses	30,262	9,718	20,544
Loss from operations	(30,262)	(9,718)	(20,544)
Other income (expense):
Interest income	364	5	359
Other expense	(23)	(8)	(15)
Total other income (expense)	341	(3)	344
Net loss and comprehensive loss	$(29,921)	$(9,721)	$(20,200)

Research and Development Expenses

Research and development expenses were $21.7 million and $7.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $13.8 million was primarily due to additional spend to support the advancement of TYRA-300, TYRA-200 and our SNÅP platform, including $4.7 million of higher personnel-related costs, which included $2.8 million of non-cash stock-based compensation costs.

The following table summarizes our research and development expenses by development program for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
External research and development expense by program
TYRA-300	$5,352	$2,818
TYRA-200	2,864	1,391
FGFR3 ACH	1,392	—
RET	2,589	817
FGFR4	1,084	356
Other development programs	470	7
Unallocated research and development expense
Other research and development	1,296	520
Personnel-related expenses	3,565	1,761
Stock-based compensation	3,080	232
Total research and development expense	$21,692	$7,902

General and Administrative Expenses

General and administrative expenses were $8.6 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $6.8 million was primarily due to increases of $4.5 million in personnel-related expenses, including $3.3 million in non-cash stock-based compensation costs, $1.1 million in professional services related to legal, accounting, and other consulting fees and $1.2 million in other operating expenses.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(26,093)	$(9,139)
Net cash used in investing activities	(490)	(300)
Net cash provided by financing activities	265	129,419
Net cash (decrease) increase for the period	$(26,318)	$119,980

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $26.1 million, consisting primarily of our net loss of $29.9 million and net changes in operating assets and liabilities of $3.0 million, adjusted for $6.8 million of non-cash charges related to stock-based compensation expense and depreciation and amortization.

Net cash used in operating activities for the six months ended June 30, 2021 was $9.1 million, consisting primarily of our net loss of $9.7 million, adjusted for $0.6 million of non-cash charges. Non-cash charges consisted primarily of $0.5 million of stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $0.5 million and $0.3 million, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2022, due to proceeds received from the issuance of common stock under benefit plans.

Net cash provided by financing activities was $129.4 million for the six months ended June 30, 2021, due to net proceeds of $23.5 million from the second closing of our Series A convertible preferred stock, $106.1 million in net proceeds from the issuance of our Series B convertible preferred stock, and $0.5 million from the issuance of common stock under benefit plans, partially offset by $0.7 million in payments for deferred offering costs.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2022 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report.

The following table summarizes our contractual obligations and commitments as of June 30, 2022 (in thousands):

	Payments Due by Period
	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Operating lease obligations	$3,777	$147	$608	$644	$2,378

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2021 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2021 Annual Report.

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

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until the filing of our Annual Report on Form 10-K for the year ending December 31, 2022. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our 2021 Annual Report.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	8-K	9/17/21	3.1
3.2	Amended and Restated Bylaws	8-K	9/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
10.1#	Employment Letter Agreement, dated May 16, 2022, by and between Ali Fawaz and the Registrant				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TYRA BIOSCIENCES, INC.

Date: August 4, 2022	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Esther van den Boom
Esther van den Boom
Chief Financial Officer
(Principal Financial and Accounting Officer)