Form 10-K
period 2022-12-31
Tyra Biosciences, Inc.
filed 2023-03-22
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $121.8 million.

As of March 20, 2023, the registrant had 42,436,215 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

i

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing and phase of development, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the potential to develop product candidates and the safety and therapeutic benefits of our product candidates, our ability to commercialize our product candidates, if approved, the impact of the COVID-19 pandemic and other epidemic diseases on our business, the pricing and reimbursement of our product candidates, if approved, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue” “could,” “contemplate,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or "would" or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on developing next-generation precision medicines that target large opportunities in Fibroblast Growth Factor Receptor (FGFR) biology. Our in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help predict genetic alterations most likely to cause acquired resistance to existing therapies. Our initial focus is on applying our accelerated small molecule drug discovery engine to develop therapies in targeted oncology and genetically defined conditions.

In oncology, the widespread availability of approved targeted treatments, such as kinase inhibitors, has transformed the cancer treatment landscape. Despite the therapeutic benefit that targeted oncology treatments have created for some patients, the response rate and duration of efficacy is often limited by acquired drug resistance, off-target toxicities and other shortcomings of existing therapies. We are using our proprietary SNÅP platform, which is optimized to enable rapid and precise refinement of structural design through iterative molecular SNÅPshots, in order to generate novel product candidates that are specifically designed to limit off-target toxicities and address acquired drug resistance to provide next-generation treatment options. Genomic alterations in FGFR family members occur in approximately 7% of all human cancers, representing about 126,000 new cases per year.

We are advancing multiple oncology product candidates toward the clinic, including our lead product candidate TYRA-300, an FGFR3 selective inhibitor with an initial focus on patients with metastatic urothelial carcinoma of the bladder and urinary tract (mUC). We submitted an Investigational New Drug application (IND) to the U.S. Food and Drug Administration (FDA) for TYRA-300 in June 2022 and received clearance in July 2022 to proceed with our Phase 1/2 clinical trial of TYRA-300, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors), a multi-center, open label study designed to determine the optimal and maximum tolerated doses and the recommended Phase 2 dose of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. In November 2022, the first patient was dosed with TYRA-300 in our Phase 1/2 study SURF301.

Beyond oncology, FGFR3 is implicated in many developmental conditions, such as achondroplasia (ACH) and other skeletal dysplasias, due to its role in regulating bone and cartilage formation. In March 2023, we announced we were expanding development of TYRA-300 into achondroplasia (ACH) based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. Achondroplasia, the most common form of dwarfism, is a skeletal dysplasia in which growth plate cartilage is affected, resulting in decreased growth of the long bones, vertebral bodies and skull base. These growth differences can result in health complications such as cranial and spinal stenosis, hydrocephalus, genu varum (bowed legs), and sleep apnea. A specific mutation in FGFR3 causes an estimated 97% of achondroplasia. We believe that the design of TYRA-300 may have a meaningful impact on achondroplasia and other skeletal dysplasias. We are planning additional IND-enabling studies and anticipate submitting an IND to the FDA to enable a Phase 2 study in pediatric achondroplasia in 2024.

We are also advancing our second oncology product candidate, TYRA-200, an FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. In December 2022, we submitted an IND to the FDA for TYRA-200 and received clearance in January 2023 to proceed with a Phase 1 clinical trial of TYRA-200, which will be focused on intrahepatic cholangiocarcinoma resistant to other FGFR inhibitors. We anticipate dosing the first patient in this trial in the second half of 2023.

Our SNÅP Platform

We developed our proprietary SNÅP platform to efficiently identify and selectively target vulnerabilities in the mutant proteins where genetic alterations have eliminated or reduced the effectiveness of targeted therapies. Through the rapid generation of precise molecular SNÅPshots, we continually gain deeper insights into the structure of inhibitor binding sites and how commonly occurring genetic alterations lead to acquired drug resistance to existing therapies. Leveraging these insights, we aim to predict the genetic alterations most likely to cause resistance to specific existing therapies and develop compound candidates with innovative structures that are designed to inhibit the target while avoiding those mutations. Furthermore, we have developed this platform as a tool to fine-tune selectivity of candidates where we seek to minimize the activity of one target over another. Each SNÅPshot enables us to see protein and compound interactions on an angstrom scale, with an aim to build in selectivity for a target even among a family of proteins that share a very similar sequence identity. Through this process, we identify product candidates that may have the potency and selectivity to, if approved, be used as important treatment options to address critical unmet needs.

Our SNÅP platform is driven by our ability to generate iterative data rapidly and concurrently from the following three key pillars.

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

SNAP
CHEMISTRY
DESIGN
CRYSTALLOGRAPHY
SEED
GROW
HARVEST
IN VIVO MODELS
CELL-BASED ASSAYS

SNÅP platform

Together, these three pillars of our platform provide a molecular SNÅPshot for our compound candidates. At this time, we are able to generate a molecular SNÅPshot for a compound candidate within one week. We believe that a sharp focus on efficiently generating these three key empirical datasets for compound candidates enables us to balance speed with the robust identification of pivotal insights to rapidly and precisely iterate the design of our novel molecular structures.

Our Programs

Below is an overview of our programs.

Our FGFR3 Program—TYRA-300

In oncology, we are developing our lead product candidate, TYRA-300, a selective inhibitor of FGFR3, for the treatment of patients with mUC and other solid tumors with activating mutations in FGFR3. One common mechanism of acquired drug resistance in kinases such as FGFR3 is the emergence of gatekeeper mutations. For example, the V555M and V555L gatekeeper mutations have been shown to block access to a portion of the binding pocket accessed by first generation pan-FGFR inhibitors, such as Balversa (erdafitinib), the only currently FDA approved FGFR-targeted therapy for mUC, as well as Pemazyre (pemigatinib), Truseltiq (infigratinib), and Lytgobi (futibatinib), which are pan-FGFR inhibitors approved for intrahepatic cholangiocarcinoma. Because we believe the gatekeeper mutation represents a key limitation to the efficacy and durability of first generation FGFR inhibitors, we have designed TYRA-300 to avoid interactions with the gatekeeper region of the FGFR binding site. In cell-based assays and preclinical xenograft models, we observed that TYRA-300 had similar potency against cells harboring the wild-type or the gatekeeper mutations.

In addition to addressing the gatekeeper resistance mutations, we have designed TYRA-300 to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds. The product labels of first generation inhibitors report high discontinuation and dose reduction rates, ranging from 23% for pemigatinib to 75% for infigratinib. Each approved inhibitor reports hyperphosphatemia (60%+), which is a well-characterized adverse event, due to FGFR1 inhibition. Hyperphosphatemia is an electrolyte disorder characterized by an elevated level of phosphate in the blood. Hyperphosphatemia is commonly observed in patients treated with these inhibitors, and is the dose-limiting toxicity for erdafitinib, which may potentially limit its efficacy. This is particularly important in the mUC population, where more than half of patients are ineligible for cisplatin therapy due to underlying renal dysfunction, making hyperphosphatemia resulting from pan-FGFR inhibitors more difficult to manage. FGFR2 drives potentially debilitating oral, nail, ocular, and skin toxicities, and FGFR4 drives toxicities related to bile acid synthesis such as diarrhea and increases in liver enzyme, AST (aspartate aminotransferase) and ALT (alanine transaminase) levels.

In addition, we believe that if we are able to establish a differentiated tolerability profile for TYRA-300, we will have the potential to pursue additional indications, including a large population of patients with non-muscle invasive bladder cancer (NMIBC) as well as other FGFR3-driven conditions, where pan-FGFR inhibitors may see limited use due to toxicity from inhibition of FGFR1, FGFR2, and FGFR4. It is estimated that a majority of the approximately 80,000 annual cases of urothelial cancer in the United States are initially diagnosed as NMIBC, where up to 80% may harbor FGFR3 activating mutations. This represents a potential outsized opportunity in oncology relative to most other targeted therapies. The risk of recurrence of NMIBC, or progression to muscle-invasive disease (MIBC), results in long term urologic follow up and treatment, which may ultimately lead to surgical removal of the bladder (cystectomy). Interim data presented in a poster at the American Society for Clinical Oncology (ASCO) Genitourinary Cancer Symposium in February 2023 for erdafitinib in intermediate risk NMIBC and BCG-unresponsive high-risk NMIBC generally showed high complete response rates. The safety results reported were generally consistent with that known for erdafitinib, despite using a lower (6 mg) daily dose. A well-tolerated oral drug that can address this population could provide an important bladder-sparing alternative in this large patient population.

Our FGFR3 Achondroplasia and Skeletal Dysplasia Program

Beyond oncology, mutations in FGFR3 are implicated in a family of skeletal conditions due to its role in regulating bone and cartilage formation. We believe that there is an opportunity to develop TYRA-300 to potentially address the long-term complications associated with these rare skeletal conditions including achondroplasia, hypochondroplasia, thanatophoric dysplasia, and other FGFR3-driven genetic syndromes. Our structural insights into FGFR3-selective chemistry from TYRA-300 may provide an opportunity to develop an oral therapy that provides significant benefit to these children.

In March 2023, we announced we were expanding development of TYRA-300 into achondroplasia based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. In the study, TYRA-300 was evaluated in FGFR3 wild-type and mutant preclinical models to measure increases in growth and bone length, compared to vehicle-treated mice. In an FGFR3 Y367C/+ model, TYRA-300 was administered daily at a 1.2 mg/kg dose for 15 days. TYRA-300 increased body length in mice by 17.6% compared to the vehicle (p<0.0001) and increased the length of the femur (+24.4%), tibia (+38.3%) and L4-L6 (+23.9%) in mice (p<0.0001). We are planning additional IND-enabling studies and anticipate submitting an IND to the FDA to enable a Phase 2 study in pediatric achondroplasia in 2024.

Our FGFR2 Program

Our second product candidate, TYRA-200, is an FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. We will study TYRA-200 initially in FGFR2-driven Intrahepatic cholangiocarcinoma (ICC) resistant to previous FGFR inhibitors. Acquired resistance mutations, such as gatekeeper and molecular brake mutations, have been observed in patients treated with Pemazyre (pemigatinib), Truseltiq (infigratinib), and Lytgobi (futibatinib), three FDA approved FGFR inhibitors for ICC. Newer agents in the clinic, such as RLY-4008 and TT-00420, thus far have shown limited activity against some of these key resistance mutations in the clinic, indicating that acquired resistance remains an area of high unmet need. We have designed TYRA-200 to be active against nearly all of the clinically identified acquired resistant mutations that arise during treatment with other FGFR inhibitors, which we believe is necessary to address the problem of disease progression due to polyclonal resistance. In December 2022, we submitted an IND to the FDA for TYRA-200 and received clearance in January 2023 to proceed with a Phase 1 clinical trial of TYRA-200. We anticipate dosing the first patient in this trial in the second half of 2023.

Our FGFR4/FGF19 and RET Programs

We are also progressing next generation pipeline candidates designed to address FGFR4/FGF19 and RET-related cancers. Our FGFR4/FGF19 program is initially focused on hepatocellular carcinoma (HCC), where FGF19 overexpression has been shown to be an important driver in a subpopulation of HCC. Recent insights into FGF/FGFR signaling in HCC indicates the potential for our candidate molecule to address an important bypass mechanism as well as acquired resistance mutations that have limited the efficacy of previous FGFR4-specific inhibitors. In addition, we are exploring a novel mitigation strategy that may address dose-limiting FGFR4-specific toxicity seen with previous inhibitors.

Our RET program is focused on overcoming acquired drug resistance mutations that are clinically observed to arise in response to treatment with Retevmo (selpercatinib), Gavreto (pralsetanib), Cometriq (cabozantinib), and/or Caprelsa (vandetanib). In addition, our RET candidate's profile potentially will be further differentiated based on increased brain exposure to address brain metastases, which remains an important unmet need of current therapies.

Our Strategy

At Tyra, we do not accept that cancer patients with acquired drug resistance should be left with the devastating reality of limited or no treatment options or that people with genetically defined conditions should not have treatment options providing meaningful medical benefit. Our vision is to become a leading biotechnology company utilizing our unique approach to designing and developing next-generation precision medicines that target large opportunities in FGFR biology. Key elements of our strategy to achieve our vision are as follows:

•
Advance next generation precision medicines through clinical development and regulatory approval. We are developing our oncology product candidates with a goal of overcoming acquired resistance and off-target toxicities that result in reduction of the therapeutic effects of less selective pan-FGFR inhibitors. We are initially developing TYRA-300 for patients with mUC, where a more selective, gate keeper agnostic, inhibitor may be more potent, better tolerated, and result in higher response rates and longer duration of responses. While TYRA-300 is being evaluated initially in mUC, we believe that a better tolerated, highly selective molecule can address earlier NMIBC disease, where a balance of efficacy and tolerability are important factors for patient adherence and acceptance. We submitted an IND to the FDA for TYRA-300 in June 2022 and received clearance in July 2022 to proceed with our Phase 1/2 clinical trial of TYRA-300, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors), an international multi-center, open label study designed to determine the optimal and maximum tolerated doses and the recommended Phase 2 dose of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. In November 2022, the first patient was dosed with TYRA-300 in SURF301.

In March 2023, we announced we were expanding development of TYRA-300 into achondroplasia (ACH) based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. We are planning additional IND-enabling studies and anticipate submitting an IND to the FDA to enable a Phase 2 study in pediatric achondroplasia in 2024.

Our second product candidate, TYRA-200, is an FGFR1/2/3 inhibitor that is specifically designed to retain potency against all of the known resistance mutations that arise in ICC patients who are treated with other FGFR inhibitors. No other FGFR inhibitors retain potency across all of these mutations to the same degree as TYRA-200 in vitro. We hypothesize that each FGFR inhibitor will select for resistance mutations for which they have the least potency, resulting in disease progression and treatment failure. We believe the ability to address the breadth of mutations with TYRA-200 fills an important unmet need in this population of ICC patients and could drive longer duration of response compared to other FGFR inhibitors. In December 2022, we submitted an IND to the FDA for TYRA-200 and received clearance in January 2023 to proceed with our Phase 1 clinical trial. This study will initially focus on demonstrating whether TYRA-200 can provide clinical benefit to patients who had an initial response and then progressed on a prior FGFR inhibitor due to acquired resistance mutations. We expect to dose the first patient in this study in the second half of 2023.

•
Harness the strength of our SNÅP platform to rapidly develop additional next-generation precision therapies. We believe our SNÅP platform has disrupted the conventional process used to discover differentiated product candidates, resulting in what we believe is a significantly condensed time frame. Leveraging our SNÅP platform, we have rapidly developed an expanding pipeline of product candidates since our founding in August 2018. Although our initial focus has been on a specific set of drug targets, our SNÅP platform can be extended to multiple gene families and therapeutic areas. We plan to leverage our SNÅP platform to expand our pipeline with additional oncology and non-oncology indications where there is high unmet need.
•
Leverage the recent advances in the precision medicine landscape to potentially expedite our product candidates’ development. There have been multiple recent accelerated approvals by the FDA of targeted therapies based on compelling clinical outcomes from single-arm dose expansion cohort clinical trials. Recent accelerated approvals have been conditionally granted in as little as three years from initial clinical testing. Our clinical programs are designed to address important unmet medical needs, which may allow us to leverage these precedents used by recently approved precision oncology and rare disease drugs to seek expedited regulatory review(s) and approval(s) if we successfully develop one or more of our product candidates. However, we have not discussed accelerated approval with the FDA for any of our programs, and as a result, there is no assurance that an accelerated pathway will be available to us or that it will lead to a faster development process or a faster regulatory review. While an accelerated pathway may potentially expedite development or the approval process, it does not change the FDA’s standards of approval or increase the likelihood that a product candidate will receive approval.

In addition, advances in next-generation genomic sequencing, particularly blood-based assays (liquid biopsy), continue to expand access to information that helps patients and their physicians identify potential personalized therapies that address tumor and germline mutations. We believe increasing access to liquid biopsy in our clinical trials may assist us in identifying and enrolling patients, thereby allowing us to accelerate the development timeline of our product candidates.

•
Maximize the value of our product candidates across multiple therapeutic areas through accelerated development and potential partnerships. We believe that our ability to generate product candidates with improved selectivity for the target of interest enables the possibility of designing and developing product candidates for indications outside of oncology. Specifically, we believe we can apply our SNÅP platform to targets, such as FGFR3, that have data validating their role in the pathogenesis of genetic conditions, including achondroplasia and other skeletal dysplasias. We currently retain worldwide rights to all of our product candidates. We will consider entering into compound, target or geographic specific strategic partnerships on an opportunistic basis if we believe that such a partnership can accelerate the development and/or maximize the market potential of a product candidate.

Background

Protein kinase inhibitors in cancer and the challenge posed by acquired drug resistance

Receptor tyrosine kinases (RTKs) are a family of proteins that respond to external growth factors affecting cell proliferation. In cancer, RTKs can be constitutively activated though gain-of-function mutations or gene rearrangements, driving tumor growth. Protein kinase inhibitors are a class of targeted therapies that can effectively block protein kinase signaling and cause tumor regression. These targeted therapies have delivered profound therapeutic benefits in the treatment of cancer. As of March 1, 2023, there were over 50 FDA-approved protein kinase inhibitors for the treatment of cancer, targeting about two dozen different protein kinases. Despite the success of these drugs, they have been susceptible to acquired drug resistance and reduction of effect, leaving patients with limited or no treatment options. In particular, these current or first-generation kinase inhibitors lose potency in response to mutations that prevent the drug from binding to the target protein, allowing the kinase to continue to function resulting in continued tumor growth. This mutation, and resulting loss of potency from these kinase inhibitors, results in the patient’s cancer becoming refractory to treatment and the patient regressing.

Overview of RTK activating mutations and acquired drug resistance mutations

Development of acquired drug resistance to kinase inhibitors is common among protein kinases. Acquired on-target resistance has emerged in nearly every validated target, including FGFR, RET, epidermal growth factor receptor (EGFR), anaplastic lymphoma kinase (ALK), KIT, neurotrophic tropomyosin receptor kinase (NTRK), ROS1 and mesenchymal epithelial transition factor (MET). These key resistance mutations can be generally grouped into four classes:

•
Gatekeeper. Mutations such as BCR-ABL T315I and EGFR T790M are known as gatekeeper mutations because they are found at a key location at the entrance to a hydrophobic pocket in the back of the adenosine triphosphate (ATP) binding site that many kinase inhibitors access to increase potency and obtain specificity.
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

Commercial success of next-generation kinase inhibitors

Osimertinib is an example of how a next-generation kinase inhibitor can not only overcome the limitations of acquired drug resistance to first generation therapies, but also demonstrate broader applicability across different lines of therapies. While first generation EGFR inhibitors, such as Iressa (gefitinib) and Tarceva (erlotinib), led to significant improvements in tolerability compared to standard of care chemotherapy, on average, tumor responses last only six to twelve months before disease progression. About 50% of treated patients developed drug resistance due to a gatekeeper mutation at T790M. Osimertinib’s ability to overcome this key gatekeeper mutation, which limited the duration of efficacy of first generation EGFR inhibitors, has contributed to osimertinib realizing 2022 sales of $5.4 billion, more than double the amount of the peak sales achieved by the two first generation inhibitors in 2013. In addition to its ability to overcome the gatekeeper mutation, osimertinib also displayed higher mutant selectivity and other performance enhancements resulting in greater tolerability, safety and efficacy. When used earlier in treatment, osimertinib nearly doubled progression-free survival compared to gefitinib or erlotinib with a better overall safety profile.

Illustration of osimertinib overcoming gatekeeper mutations

FGFR gene alterations in cancer and skeletal dysplasias

The FGFR family consists of four highly conserved RTKs, FGFR1-4. These receptors regulate a variety of cellular functions, including proliferation, differentiation, and survival. Genomic alterations in FGFR family members occur in approximately 7% of all human cancers, representing about 126,000 new cases a year. These genomic alterations, many of which lead to increased FGFR activity, have been found in cancers throughout the body, as shown in the figure below. The highest FGFR alteration frequencies are seen in urothelial cancer, ICC, hepatocellular carcinoma, endometrial cancer, lung cancers, breast cancer and cervical cancer. FGFR3’s critical role in chondrogenesis presents multiple sizeable opportunities outside of oncology. Alterations in FGFR3 have been found to drive greater than 97% of Achondroplasia cases and additional FGFR3-related skeletal dysplasias, with a total addressable prevalence exceeding 40,000 children per year.

Alterations in FGFR drive many cancers and skeletal dysplasias

Four FGFR targeted therapies have been approved by the FDA for oncology: erdafitinib for locally advanced or metastatic urothelial carcinoma, or bladder cancer, and pemigatinib, infigratinib, and futibatinib for ICC with FGFR2-fusions or gene rearrangements. These inhibitors have demonstrated clinical responses, however response rates and duration of response are limited. While patients may initially respond to FGFR targeted therapies, many develop acquired drug resistance, ultimately resulting in disease progression and discontinuation of therapy. Decreased activity of erdafitinib and pemigatinib due to resistance mutations that alter their ability to bind to the active site, such as gatekeeper mutations, has been observed. Gatekeeper mutations have also been seen in patients in a clinical trial treated with infigratinib while acquired-resistance molecular brake mutations have been seen in patients in clinical trials of pemigatinib, infigratinib and futibatinib. Off-target toxicities driven by FGFR1, 2, and 4 selectivity have also driven high rates of dose reductions and discontinuations, limiting treatment duration and potential efficacy for patients.

Beyond oncology, the FGFR3 pathway has been clinically validated in achondroplasia. In 2021, BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-naturetic peptide (CNP) analog was granted accelerated approval in the United States for children with achondroplasia who are 5 years of age and older. CNP acts as a positive regulator of the signaling pathway downstream of FGFR3 to promote endochondral bone growth. Voxzogo approval was based on a 1.57cm/year mean annual height velocity improvement versus placebo. While the approval of Voxzogo is an important milestone in the treatment of children with achondroplasia, the long-term therapeutic benefit of increasing growth velocity is not yet known and the daily injection regimen for Voxzogo is also challenging for children and their parents. BridgeBio Pharma, Inc. (BridgeBio) is developing low dose infigratinib, an oral FGFR 1/2/3 inhibitor for achondroplasia, and in 2023 announced preliminary data for 10 of 12 subjects (Cohort 5, 0.25 mg/kg once daily) demonstrating a mean annual height velocity improvement of 3.03cm/year over baseline growth velocity. We believe TYRA-300, a once-daily oral FGFR3 selective inhibitor, may have a meaningful impact for children with achondroplasia and other skeletal dysplasias.

Our Approach and Solution

Our SNÅP platform

We developed our proprietary SNÅP platform to efficiently identify and selectively target vulnerabilities in the mutant proteins where genetic alterations have eliminated or reduced the effectiveness of current targeted therapies. Our SNÅP platform is driven by our ability to generate iterative data rapidly and concurrently from three key pillars. Rapid generation of crystallographic data, use of custom cell-based assays and in vivo models comprise the three pillars of our platform. We leverage our platform to identify and develop product candidates that may have the potency and selectivity to address the liabilities that acquired drug resistance has created for other therapies. Collectively, our efforts to optimize and integrate these three pillars in parallel have enabled us to condense our design cycles and more quickly develop high quality, differentiated product candidates.

Rapid generation of crystallographic data

We have streamlined the use of protein crystallography to visualize the interaction of our potential product candidates with binding pockets of protein kinases. Through our proprietary methods, we can rapidly induce crystal formation and enhance crystal durability. Together, this reduces the time required to generate new crystal structures. We routinely generate co-crystal structures on newly synthesized compounds in as little as three days, a pace that allows us to continually refresh and, we believe, improve our insights into the features and structures that enable us to discover compounds that are potent and selective inhibitors of our targets. The rapid and iterative nature of our proprietary approach also allows us to address known mutations and potentially avoid future mutations.

While conventional discovery approaches prioritize computational simulations based on a small number of structures or structural models, we believe the ability to generate a large amount of empirical data obtained from many protein crystal structures is more informative and allows us to better design our product candidates. We are able to sustain rapid crystallography throughput, enabling the generation of graphical images of protein structures with and without bound inhibitors that, when combined with enzyme, cell and in vivo assays, comprise molecular SNÅPshots. These structures show the exact binding conformation of small molecules to our protein targets as well as the variations in protein structure that they induce at a resolution down to a single tenth of an angstrom (Å). We iterate rapidly between the wet lab and the crystallography lab and believe that the resulting datasets provide us with robust empirical data more quickly relative to conventional approaches as we seek innovative compounds that can potentially improve the selectivity and acquired drug resistance activity seen with other kinase inhibitors.

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
(3)
Measuring, efficacy, or tumor growth inhibition (TGI), of newly synthesized compounds in as little as five days.

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

SNAP
CHEMISTRY
DESIGN
CRYSTALLOGRAPHY
SEED
GROW
HARVEST
IN VIVO MODELS
CELL-BASED ASSAYS

SNÅP platform

Targeted Oncology

Targeted oncology therapies approved by the FDA since 2018 have received their initial approvals in as little as three years after their first-in-human dosing began. FDA guidance indicates that the agency may accept overall response rate data from single-arm clinical trials as evidence of substantial clinical benefit that is sufficient for accelerated approval in settings with an unmet medical need. The nature of our clinical programs address areas of high unmet medical need, and based on these precedents, we believe that our product candidates may be eligible for accelerated approval should they demonstrate appropriate safety and efficacy in our clinical trials. However, we have not yet discussed criteria for accelerated approval with the FDA for any of our programs, and as a result, there can be no assurance that an accelerated pathway will be available for us or that it will lead to a faster development process or a faster regulatory review. While an accelerated pathway may potentially expedite development or the approval process, it does not change the FDA’s standards of approval or increase the likelihood that a product candidate will receive approval. In fact, recent guidance from FDA has indicated greater scrutiny of the accelerated approval process, particularly with regard to enrollment and readout of confirmatory trials needed for full approval.

Our FGFR3 Program—TYRA-300 for Oncology

We are developing TYRA-300, a selective inhibitor of FGFR3, for the treatment of patients with mUC and other solid tumors with activating mutations in FGFR3. Resistance to approved and investigational pan-FGFR inhibitors has been shown to arise due to mutations in the gatekeeper region of FGFR3. We have designed TYRA-300 to avoid this region of FGFR3 and, in preclinical models to date, TYRA-300 has demonstrated similar potency against both wild-type and resistant FGFR3 targets. In addition, we have designed TYRA-300 to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4, to minimize side effects resulting from inhibition of these related proteins and achieve greater potency against the FGFR3 driver mutation. We believe this differentiation will enable us to expand into multiple cohorts of FGFR3-driven cancer including mUC patients naïve to prior FGFR therapy, tumor agnostic populations, as well as patients with intermediate- and high-risk NMIBC. Although no head-to-head clinical trials have been conducted, we believe the use of comparative in vitro and in vivo data from pre-clinical studies provides meaningful insight into the potential for our product candidates to improve on certain characteristics of approved and investigational FGFR inhibitors and helps inform potential future clinical development of our product candidates.

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

An estimated 81,180 new cases of bladder cancer and 17,100 deaths are projected for 2022 in the United States and over 700,000 people were living with bladder cancer in the United States in 2019. Globally, bladder cancer accounted for approximately 550,000 new cases and 200,000 deaths in 2018. Bladder cancer itself is classified into two broad categories: NMIBC where the cancer is restricted to surface lining of the bladder; and MIBC, which is a cancer that has grown deeper into the bladder wall and has a higher potential metastatic spread. Approximately 30% of newly diagnosed cases of bladder cancer are MIBC. Of the remaining 70% of new diagnoses of bladder cancer that are NMIBC cases, an estimated 10 to 15% progress to MIBC. Whereas the five-year survival for early stage NMIBC is 96%, it falls to 6.4% for metastatic MIBC.

FGFR3 is a protein receptor expressed on the cell surface that stimulates cellular proliferation upon binding of a fibroblast growth factor. Uncontrolled activation of FGFR3 has been implicated in the oncogenesis of multiple solid tumor types. The incidence of activating FGFR3 mutations in bladder cancer has been estimated to be as high as 80% in NMIBCs and up to 20% of mUC, making FGFR3 an attractive target for development.

Clarivate Analytics estimates that in 2022, across NIMBC, MIBC and mUC, approximately 160,000 patients were seeking therapy for first-time treatment or to address a recurrence. Applying FGFR3 alteration incidence to Clarivate Analytics’ estimates, we believe that approximately 60,000 FGFR3+ patients are addressable across intermediate and high risk NMIBC, MIBC and mUC in the United States alone. Additionally, studies indicate that approximately 0.7% of solid tumors outside of bladder cancer are driven by FGFR3 alterations.

Potential patient populations for our FGFR3 inhibitor

Limitations of current therapies

There are high unmet needs in all stages of bladder cancer

Standard of care and current limitations for the treatment of locally advanced or metastatic UC

Patients suffering from locally advanced or metastatic UC have limited treatment options and there continues to be a high unmet need. These options come with significant toxicities, lack of durable response, and potential diminished quality of life. The initial standard treatment for patients is typically platinum-based chemotherapy with cisplatin (or carboplatin) in combination with gemcitabine. Unfortunately, the median overall survival for patients treated with chemotherapy is only 12.7 months. Following chemotherapy, patients may receive immunotherapies, such as Bavencio (avelumab) as maintenance therapy or Keytruda (pembrolizumab) after progression on chemotherapy. Responses to immunotherapy are limited and overall survival for immunotherapy is 10.3 months on average. Alternatively, patients may also receive other chemotherapies, such as Taxotere (docetaxel), Taxol (paclitaxel), or Javlor (vinflunine) alone, however overall survival is typically no greater than 7 to 9 months in select patients. A recent Phase 3 study demonstrated that the antibody-drug conjugate Padcev (enfortumab vendotin) improved overall survival to 12.8 months compared to chemotherapy following disease progression after initial platinum-containing chemotherapy and immunotherapy. Further, a combination of Padcev and Keytruda demonstrated an overall response rate of 65% in a randomized study treating 1L patients who were ineligible to receive cisplatin due to renal insufficiency or other comorbidity. The results from this study were submitted to the FDA for consideration of an accelerated approval, with a PDUFA date of April 21, 2023. A randomized Phase 3 study of Padcev + Keytruda vs combination platinum-containing chemotherapy (gemcitabine + cisplatin or carboplatin) is expected to report results in late 2023. These results are greatly anticipated, as the Padcev + Keytruda combination may become the new standard of care in 1L mUC, which in turn will possibly change the landscape of subsequent lines of therapy. Additional novel therapies include Trodelvy (sacituzumab govitecan-hziy), another antibody-drug conjugate targeting the Trop-2 receptor, which was recently granted accelerated approval for mUC following treatment with platinum-containing chemotherapy and a checkpoint inhibitor based upon an overall response rate of 33.3%. It should be noted that despite these recent advances, modest increases in overall response rates and overall survival come at a cost of significant toxicities resulting in frequent dose reductions and discontinuations, and we believe highlights the unmet need for therapies with greater efficacy and tolerability.

Standard of care and current limitations for the treatment of localized MIBC

Patients suffering from localized MIBC are potentially curable with surgery, which may include trans-urethral resection (TURBT) partial cystectomy (partial removal of the bladder), or radical cystectomy (complete removal of the bladder and nearby lymph nodes) depending on the stage of the tumor. For those who are not physically able or willing to undergo surgery, localized radiation to the bladder is an option, but local recurrence rates are high, survival rates are no better than surgery, and few contemporary randomized studies have been performed comparing radiation and surgery in the same population of patients. TURBT and partial cystectomy are reserved for highly selected patients with earlier stage tumors, often combined with neoadjuvant chemoradiotherapy for those who are willing and able to tolerate such aggressive therapy. Despite these strict criteria, recurrence rates are high (as high as 60% in some series). For the majority of patients who can have surgery, complete removal of the bladder and lymph nodes remains the only potentially curative treatment option. However, despite such a life altering operation, recurrence of metastatic disease is estimated to be 50%, highlighting the need for effective adjuvant therapies that can decrease the risk of recurrence. Nivolumab was recently approved for the adjuvant treatment of patients at high risk for recurrence following surgery for bladder cancer. While there are currently no approved targeted therapies available for MIBC, a number of tyrosine kinase inhibitors are being studied in this setting. We believe that effective oral therapies that can reduce the rate of recurrence following surgery remains a high unmet need.

Standard of care and current limitations for the treatment of NMIBC

NMIBC comprises the largest population of bladder cancer patients, representing 70-75% of cases diagnosed annually in the United States. Initial evaluation consists of local resection to confirm the diagnosis and establish the grade and stage of the tumor. NMIBC can be categorized as low, intermediate and high risk. Low grade lesions are confined to the lining of the bladder. However, a significant proportion are considered intermediate and high risk for recurrence. Treatment of NMIBC is directed at reducing recurrences and preventing progression to a more advanced stage. For low grade lesions, local resection with or without adjuvant intravesicle chemotherapy or Bacillus Calmette-Guerin (BCG), and close follow up are usually successful in curing the disease, whereas high risk lesions should be treated with either adjuvant BCG or radical cystectomy. Recurrence overall for NMIBC is 30-70%, but for high-risk patients, 5-year recurrence rates are as high as 80%, with progression to muscle invasive disease in up to 50% of patients. An additional 10-15% will recur with metastatic disease. Following recurrence of NMIBC, few bladder-sparing options are available to prevent future recurrences and disease progression. Those with NMIBC that recurs following BCG and are unable or refuse surgery may be treated with pembrolizumab, which was approved for patients with carcinoma in situ (CIS) based on a complete response rate of 41% and a median duration of response of 16.2 months, or Adstiladrin, a non-replicating adenoviral vector-based gene therapy that was approved in 2022 for patients with Papillary or CIS BCG-unresponsive NMIBC based on a 51% response rate and median duration of response of 9.7 months. Recent data has been submitted to the FDA for N-803, an antibody cytokine fusion protein, showing a 71% response rate and 26.6 month duration of response for patients with BCG-unresponsive NMIBC, but only in the CIS subset, highlighting the need to provide the majority of patients with additional treatment options.

FGFR Inhibitors

Patients with somatic alterations in FGFR3 can be treated with FGFR inhibitors. Currently, the only FDA approved FGFR inhibitor for locally advanced or metastatic UC is erdafitinib, which received accelerated approval in the United States in 2019. In clinical trials, erdafitinib demonstrated a 32.2% overall response rate and a median duration of response of 5.4 months. We believe one of the key limitations to erdafitinib’s duration of response is the emergence of mutations like the gatekeeper mutation. This same mutation may limit the efficacy of other first generation FGFR inhibitors such as infigratinib, pemigatinib and futibatinib in mUC. In a study of infigratinib and other FGFR inhibitors, the mutation that has been described in patients is the valine to methionine gatekeeper mutation at the V555 position of FGFR3, which results in a significant shift in potency of all of the first generation FGFR inhibitors. Once patients progress due to acquired drug resistance, there are very few options available, representing a significant unmet need in this patient population.

FGFR gatekeeper mutations block binding, resulting in a loss of potency in first generation FGFR inhibitors such as erdafitinib

Erdafitinib is a pan-FGFR inhibitor and due to its lack of selectivity, there are toxicities associated with the inhibition of FGFR receptors 1, 2 and 4. FGFR1 is expressed in kidney cells where it regulates phosphate and calcium reabsorption, and inhibition of FGFR1 results in hyperphosphatemia. Inhibition of FGFR2 can result in toxicities that significantly impact quality of life, such as dry mouth and stomatitis, skin, ocular and nail toxicities (e.g., oncholysis and hand-foot syndrome), and ocular toxicities such as keratitis and blurred vision. Inhibition of FGFR4 disrupts bile acid metabolism, and can result in diarrhea and liver toxicity. Hyperphosphatemia was a dose-limiting toxicity of erdafitinib and was reported in over 70% of patients in the Phase 2 clinical trial. Overall, adverse events resulted in 68% dose interruptions, 53% dose reductions, and 13 treatment discontinuations (in 99 patients). We believe the safety and tolerability profile of erdafitinib is a key limitation of its efficacy, as demonstrated by the dosing instructions to start at a daily 8mg dose, and only increase to 9 mg if hyperphophatemia is not observed. A similarly high rate of FGFR-related toxicities has been reported in clinical trials of other non-isoform selective FGFR inhibitors including pemigatinib, infigratinib and futibatinib.

Approximately 50-80% of NMIBC has been shown to carry FGFR3 gene alterations, the majority of which are activating point mutations. There are currently no targeted, approved therapies for FGFR3-driven NMIBC patients who have recurred following adjuvant BCG therapy. We believe that FGFR inhibitors have the potential to be highly efficacious in NMIBC, as suggested by three complete responses in four clinical trial patients at 7 weeks with NMIBC treated with infigratinib, nine complete responses in nine clinical trial patients at 3 months with high risk NMIBC treated with erdafitinib, and six complete responses in eight clinical trial patients with intermediate risk NMIBC at 3 months treated with erdafitinib in interim data posters presented at ASCO Genitourinary Cancer Symposium in February 2023. The safety and tolerability results were generally consistent with that known for erdafitinib, despite using a lower 6mg daily dose in this study. We believe a highly specific FGFR3-directed inhibitor, with minimal effects from other FGFR-related toxicities, could be highly efficacious and represent a potentially large future market opportunity for our product candidate in the approximately 50,000+ addressable patients with intermediate to high risk, FGFR3+ NMIBC seeking new treatment annually in the US.

We believe the limitations of current standard of care therapies, as well as the liabilities of first generation FGFR inhibitors, necessitates a solution that can address this unmet need and improve patient outcomes.

Our solution, TYRA-300

In November 2022, we initiated our Phase 1/2 clinical trial of TYRA-300, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors), an international, multi-center, open label study designed to determine the optimal and maximum tolerated doses and the recommended Phase 2 dose of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300.

In preclinical models to date, TYRA-300 has demonstrated potency against the gatekeeper mutation and selectivity for FGFR3. Although no head-to-head clinical studies have been conducted, we believe that these pre-clinical studies assist with the characterization of our product candidates and inform future clinical development.

TYRA-300 is active in a bladder cancer xenograft model

UM-UC-14 is a human bladder cancer cell line which contains an FGFR3 S249C activating mutation. TYRA-300 was tested in a preclinical mouse xenograft model using this cell line, as seen in the figure below. TYRA-300 given either once daily (QD) at a dose of 18 mg/kg or twice daily (BID) at a dose of 9 mg/kg led to substantial inhibition of tumor growth in this model. We observed 90% tumor growth inhibition (TGI) at the 9 mg/kg BID dose and 96% TGI at the 18 mg/kg QD dose. We observed 91% TGI with erdafitinib using a 12.5 mg/kg BID dose in this study.

Bladder Cancer Xenograft UM-UC-14 (*FGFR3*^{S249C})

Tumor Volume (mm3)
1500
750
0
0
8
16
24
TYRA-300 (3 mg/kg BID)
Vehicle (30% HP-β-CD)
TYRA-300 (6 mg/kg BID)
TYRA-300 (9 mg/kg BID)
erdafitinib (12.5 mg/kg BID)
Body Weight (g)
30
20
10
0
TYRA-300 (6 mg/kg BID)
TYRA-300 (3 mg/kg BID)
erdafitinib (12.5 mg/kg BID)
Vehicle (30% HP-β-CD)
TYRA-300 (9 mg/kg BID)
Tumor Volume (mm3)
Vehicle (30% HP-β-CD)
TYRA-300 (6 mg/kg QD)
TYRA-300 (12 mg/kg QD)
erdafitinib (12.5 mg/kg BID)
TYRA-300 (18 mg/kg QD)
Days
Body Weight (g)
TYRA-300 (6 mg/kg QD)
TYRA-300 (18 mg/kg QD)
erdafitinib (12.5 mg/kg BID)
TYRA-300 (12 mg/kg QD)
Vehicle (30% HP-β-CD)
Days

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

In this model, we used a salt form of TYRA-300, and the vehicle is 30% hydroxypropyl beta cyclodextrin (HP-ß-CD) for both the erdafitinib and TYRA-300 groups. Based on the results of this study, we expect to use a salt form of TYRA-300 for future TYRA-300 development. The salt form/cyclodextrin formulation used here replaces the polyethylene glycol 400 formulation we used in the bladder cancer xenograft model utilizing the RT112/84 +/- V555M immortalized cancer cell line, as described further below.

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

Bladder Cancer Xenograft FGFR3::TACC3
Bladder Cancer Xenograft FGFR3::TACC3-V555M
Tumor Volume (mm³)
1800
900
0
Vehicle (PEG400)
TYRA-300 (12.5 mg/kg BID)
Vehicle (20% HP-β-CD)
erdafitinib (12.5 mg/kg BID)
0
8
16
24
Days

TYRA-300 tumor growth inhibition was maintained in the presence of the FGFR3 V555M gatekeeper mutation in a RT112/84 xenograft model

Anti-tumor activity of TYRA-300 (95% TGI, upper left) and erdafitinib (73% TGI, lower left) dosed BID by oral administration in the FGFR3::TACC3 fusion activating RT112/84 bladder cancer xenograft model in Balb/c nude mice. Data points represent mean tumor volume (n=8 per group on left, n=6 per group on right) and error bars represent standard error of the mean. To test the effect of the gatekeeper mutation on tumor growth inhibition, we introduced the V555M mutation into the FGFR3::TACC3 fusion gene in the RT112/84 cell line using CRISPR. Anti-tumor activity in this isogenic gatekeeper containing model was evaluated using TYRA-300 (77% TGI, upper right) and erdafitinib (12% TGI, lower right) dosed BID by oral administration. The erdafitinib delivery vehicle in this experiment is 20% hydroxypropyl beta cyclodextrin and the TYRA-300 delivery vehicle is polyethylene glycol 400.

High selectivity for FGFR3

Designing inhibitors that bind to the ATP-binding site and can selectively differentiate between FGFR3 and FGFR1 is challenging due to the near-identical amino acid sequence in this site. We utilized the differentiated approach of our SNÅP platform to generate compounds, including TYRA-300, that capitalize on subtle conformational differences between FGFR3 and FGFR1 to obtain greater than ten-fold selectivity for FGFR3 versus FGFR1. In comparison, other FGFR inhibitors that are approved or in clinical development such as erdafitinib, pemigatinib, futibatinib and infigratinib, have demonstrated low or no selectivity for FGFR3. The high FGFR3-specificity that we observed to date for our potential product candidates for FGFR3 also extended to the broader family of protein kinases, where we showed that very few kinases were inhibited by our potential product candidates. Although we have not conducted any head-to-head clinical studies, we believe that TYRA-300’s relative selectivity for FGFR3 observed in pre-clinical studies may address dose limiting toxicities of the first-generation compounds, enabling higher dosing and potentially better efficacy.

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

Clinical development plans for TYRA-300 in oncology

We submitted an IND to the FDA for TYRA-300 in June 2022 and received clearance in July 2022 to proceed with our Phase 1/2 clinical trial of TYRA-300, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors), an international, multi-center, open label study designed to determine the optimal and maximum tolerated doses and the recommended Phase 2 dose of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. In November 2022, the first patient was dosed with TYRA-300 in SURF301.

We previously conducted IND-enabling studies for TYRA-300. In a completed 10-day non-GLP toxicology study in rats, TYRA-300 was well tolerated at dose levels up to 20 mg/kg in both males and females. We also conducted GLP toxicology studies in animals of TYRA-300 using the salt form/cyclodextrin formulation as part of our IND-enabling activities. TYRA‑300 was well tolerated at dose levels up to 5 mg/kg daily in rats and doses up to 2 mg/kg daily in dogs for 28 days.

The Phase 1 portion of our SURF301 study has been designed as an accelerated dose escalation study and the primary objectives of the Phase 1 portion is evaluation of the safety and tolerability of TYRA-300, and to determine the optimal and maximum tolerated dose and the recommended Phase 2 dose (RP2D). In addition, we plan to characterize the pharmacokinetic/pharmacodynamic relationship for TYRA-300 as well as conduct early validation studies of a liquid biopsy companion diagnostic test to assist us in identifying appropriate patients for our product candidates.

We are designing the Phase 2 portion of our trial to be generally consistent with the well-established precedent of clinical trials of approved targeted therapies. If the data from any or all of these predefined patient populations are sufficient to support marketing authorization, we expect to seek feedback from the FDA in order to evaluate our ability to pursue and receive accelerated approval in the United States. We have not discussed any plans to pursue accelerated approval with the FDA, and there can be no assurance that after evaluation of the clinical trial results and/or feedback from the FDA, that we will decide to pursue accelerated approval or any other form of expedited development, review, or approval. We initially plan to evaluate TYRA-300 in the following three populations of FGFR3-positive tumors.

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

Our future plans include potential combination studies with a PD-1/PD-L1, ADC's, or other novel agents in 1L and 2L mUC, where the risk of overlapping toxicities may be diminished when combined with TYRA-300. We could seek to initiate these studies as soon after we define the optimal Phase 2 dose and run them in parallel to initiation of the Phase 2 portion of SURF301. If our clinical data for TYRA-300 suggests differentiated safety and efficacy results, we will evaluate pursuing TYRA-300 as treatment in earlier bladder cancer settings (NMIBC), where minimizing side effects is a significant consideration for treatment choice and patient adherence. If we obtain positive efficacy results in mUC, we may decide to amend the SURF301 protocol to include a cohort of patients with FGFR3+ recurrent NMIBC. We believe that the full development potential for TYRA-300 may cover the entire spectrum of disease in urothelial cancer, and may represent a large opportunity relative to other drug targets given the high prevalence of FGFR3 mutations and the potential to treat earlier disease settings.

Our FGFR3 Program—TYRA-300 for Skeletal Dysplasias

Beyond oncology, mutations in FGFR3 are implicated in a family of skeletal conditions due to its role in regulating bone and cartilage formation. We believe that there is an opportunity to develop TYRA-300 or a second FGFR3 selective inhibitor to potentially address the long-term complications associated with these rare skeletal conditions including achondroplasia, hypochondroplasia, thanatophoric dysplasia, and other FGFR3-driven genetic syndromes.

Achondroplasia background

Achondroplasia, the most common form of dwarfism, is a skeletal dysplasia in which growth plate cartilage is affected, resulting in decreased growth of the long bones, vertebral bodies and skull base. These growth differences can result in health complications such as cranial and spinal stenosis, hydrocephalus, genu varum (bowed legs), and sleep apnea. A specific mutation in FGFR3, G380R, causes over 97% of achondroplasia. FGFR3 is expressed in growth plate chondrocytes (cartilage cells) where it functions in signaling pathways to limit growth. The G380R mutation, as well as other activating mutations, increase the activity of the FGFR3 protein, resulting in excessive limitation of growth causing these bones to be shorter than normal.

Achondroplasia is an autosomal dominant condition that occurs in approximately 1 in 15,000 to 40,000 newborns worldwide, and it is estimated that there are approximately 250,000 affected individuals worldwide and 3,000 affected individuals under the age of 18 in the US. Approximately 80% of achondroplasia cases arise through a spontaneous mutation of FGFR3, whereas 20% of cases are familial. While the heterozygous FGFR3 mutation is rarely fatal, achondroplasia results in life-long health complications such as sleep apnea, obesity, recurrent ear infections, and bowed legs. The most serious sequelae include spinal stenosis (narrowing of the spinal canal); up to 20% of infants require surgery to address narrowing at the base of the skull (foramen magnum stenosis), which can be life-threatening; in adults, spinal stenosis of the lower back results in chronic pain, necessitating surgery and long-term pain management.

Current treatment for achondroplasia

In 2021, Voxzogo (vosoritide), a C-naturetic peptide analog that is a once daily injectable, was approved in the United States to increase linear growth in children with achondroplasia who are 5 years of age and older with open growth plates. In Europe, Voxzogo is approved to treat children with achondroplasia aged 2 and older with open growth plates. The pivotal study enrolled 120 children 5 to 15 years of age with genetically-confirmed achondroplasia. They were randomized to receive either 15mcg/kg daily injections of Voxzogo or placebo for 52 weeks, followed by an open label extension study in which all children received Voxzogo. At the end of the 52 week treatment period, the children who received Voxzogo had an average linear growth velocity of 4.26cm/yr, translating to an increase from baseline of 1.57cm/yr greater than placebo. In a 10-person cohort in the Phase 2 study, 15mg/kg daily injection of Voxzogo achieved a mean growth velocity of 6.06cm/yr and a 2.01cm/yr change from baseline.

In 2022 and 2023, BridgeBio established clinical proof of concept for infigratinib, a daily oral FGFR1/2/3 inhibitor with phase 2 data in achondroplasia. In cohort 5 of the Phase 2 study, 10 evaluable children receiving a daily dose of 0.25 mg/kg achieved 6.77cm/yr average linear growth velocity and a 3.03cm/yr improvement over baseline. Based on this phase 2 data, BridgeBio has initiated the run-in portion of a phase 3 study.

Unmet need in achondroplasia and skeletal dysplasias

Long term health implication is key unmet need in Achondroplasia

While the approval of Voxzogo is an important milestone in the treatment of children with achondroplasia, the long-term therapeutic benefit of increasing growth velocity is not yet known. There are no long-term follow up data for Voxzogo to determine whether any of the health complications facing people with achondroplasia are alleviated. The daily delivery of Voxzogo can also be challenging for children and their parents. Voxzogo is supplied as a lyophilized powder that must be reconstituted in sterile water and injected daily into the skin. Injection site reactions, including swelling and redness, occurred in 85% of children; other complications include a risk of low blood pressure following injection. In addition, 35% of children developed anti-drug antibodies. While there was no association in the clinical trial with a decrease in linear growth velocity, it is not known if these antibodies might decrease the effectiveness of this treatment over longer periods of time.

There are other short-term and life-long complications such as cranial or spinal stenosis, hydrocephalus, cardiovascular events and sleep apnea associated with these skeletal dysplasia syndromes. Individuals may need to undergo surgery to correct spine or bone abnormalities and to reduce the pressure inside the brain in cases of hydrocephaly due to a narrow foramen magnum.

In rarer FGFR3-driven genetic syndromes such as thanatophoric dysplasia, another FGFR3-related skeletal condition, children often die in the neonatal period due to the severity of the skeletal abnormalities. As such, there remains a high unmet need for additional therapies that have the potential to address these conditions.

Opportunity for FGFR3 inhibitor in skeletal dysplasias

We believe that an oral, highly selective inhibitor of mutant FGFR3 may be highly desirable in pediatric achondroplasia because it could enable more convenient dosing and may have the potential to address long-term complications in affected individuals, including cranial or spinal stenosis, hydrocephalus and sleep apnea, alleviating the need for multiple painful surgeries and improving quality of life for this population. Additionally, a highly selective FGFR3 may have the ability to serve unmet needs of children with hypochondroplasia, thanatophoric dysplasia, other FGFR3-driven genetic syndromes and genetic short stature.

Our solution, TYRA-300

In March 2023, we announced we were expanding development of TYRA-300 into achondroplasia based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France.

TYRA-300 has demonstrated selectivity for FGFR3 in preclinical models, as well as statistically significant increases in growth and bone length in the Imagine Institute FGFR3Y367C/+ preclinical model. Although no head-to-head clinical studies have been conducted, we believe that these pre-clinical studies assist with the characterization of our product candidates and inform future clinical development.

TYRA-300 was active in a FGFR3 Y367C/+ preclinical model

TYRA-300 was studied in the Imagine Institute’s FGFR3Y367C/+ preclinical model. In the study, TYRA-300 was evaluated in FGFR3 wild-type and mutant preclinical models to measure increases in growth and bone length, compared to vehicle-treated mice. In an FGFR3 Y367C/+ model, TYRA-300 was administered daily at a 1.2 mg/kg dose for 15 days. TYRA-300 increased body length in mice by 17.6% compared to the vehicle (p<0.0001) and increased the length of the femur (+24.4%), tibia (+38.3%) and L4-L6 (+23.9%) in mice (p<0.0001).

TYRA-300 increased bone growth in FGFR3Y367C/+model

TYRA-300 increased bone growth in FGFR3Y367C/+model

Development plans for TYRA-300 in Achondroplasia

We are planning additional IND-enabling studies and anticipate submitting an IND to the FDA to enable a Phase 2 study in pediatric achondroplasia in 2024. Additionally, we plan to evaluate development opportunities in hypochondroplasia, thanatophoric dysplasia, other FGFR3-driven genetic syndromes and genetic short stature.

Our FGFR2 program—TYRA-200

Our second product candidate, TYRA-200, is an FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. Similar to therapies designed for the treatment of FGFR3-driven cancers, resistance to both approved and investigational FGFR inhibitors has been shown to arise due to gene alterations in FGFR2. We have designed TYRA-200 to be active against multiple acquired resistant mutations that arise during treatment with other FGFR2 inhibitors. Although no head-to-head clinical trials have been conducted, we believe the use of comparative in vitro data from pre-clinical studies provides meaningful insight into the potential for TYRA-200 to improve on certain characteristics of approved and investigational FGFR inhibitors, and helps inform potential future clinical development of TYRA-200. We will study TYRA-200 initially in FGFR2-driven ICC resistant to previous FGFR inhibitors, and we may decide to pursue future studies (including combination studies) with a partner if we believe such a partnership could accelerate the development and/or maximize the market potential for TYRA-200. In December 2022, we submitted an IND to the FDA for TYRA-200 and received clearance in January 2023 to proceed with our Phase 1 clinical trial of TYRA-200. This trial is expected to dose the first patient in the second half of 2023.

ICC disease background

Potential patient populations for our FGFR2 inhibitor

ICC is a form of cancer that originates in the bile ducts, which are a series of thin vessels that transport bile from liver cells to the small intestine. Diagnosis of ICC is often difficult as it is not associated with any specific symptoms other than dull abdominal pain, weight loss, and elevated liver enzymes. ICC is a rare tumor, accounting for an estimated 10-20% of intrahepatobiliary cancers and an estimated ~11% of cancers of unknown primary origin. The median overall survival for all patients diagnosed with ICC is reported to be 16.1 months. The median overall survival for patients diagnosed with late-stage disease is less than one year.

FGFR2 is a protein receptor present on the cell surface that promotes cellular proliferation and transformation upon binding of fibroblast growth factor. Similar to FGFR3, activating gene alterations of FGFR2 have been implicated in the tumorigenesis of multiple solid tumor types. Approximately 15-20% of patients with ICC have genetic alterations in FGFR2, which are primarily gene rearrangements and activating mutations. In addition to ICC, FGFR2 drives and estimated ~7% of endometrial cancers and 0.8% of other solid tumors.

Standard of care and current limitations for the treatment of Advanced ICC

Acquired resistance is a key unmet need in FGFR2+ ICC

Currently, surgical recession is the only curative option available to ICC patients. However, only up to one-third of patients are eligible for surgery at diagnosis and up to 70% of patients experience a recurrence largely within the first two years following surgery. Patients with unresectable tumors are typically treated with systemic therapies. The previously recommended frontline regimen was a combination of gemcitabine and cisplatin, which offered a median overall survival benefit of 11.7 months. A recent Phase 3 study demonstrating statistically significant median overall survival benefit for the combination of durvalumab with gemcitabine and cisplatin vs gemcitabine plus cisplatin (12.8 months [95% CI 11.1, 14) vs 11.5 months [95% CI 10.1, 12.5]) led to an approval in previously untreated unresectable or metastatic biliary tract cancer in September 2022. A second Phase 3 study comparing pembrolizumab plus gemcitabine and cisplatin vs gemcitabine and cisplatin also reported a statistically significant overall survival benefit, though the details of the study have not been made public. The results from these two studies firmly establish a role for immunotherapy in combination with cisplatin-based chemotherapy as a new standard of care in 1L cholangiocarcinoma. Upon disease progression, patients with actionable mutations, such as IDH1/IDH2 and FGFR2 alterations, are eligible to receive targeted therapies.

FGFR inhibitors

Patients with somatic alternations in FGFR2 are eligible to be treated with Pemazyre (pemigatinib), a pan-FGFR inhibitor that received accelerated approval in the United States in 2020 for treatment following chemotherapy. In the Phase 2 clinical trial of pemigatinib for the treatment of ICC, the overall response rate was 36% (95% CI 27, 45) with a median duration of response of 9.1 months (95% CI 6.0, 14.5). A second pan-FGFR inhibitor, Truseltiq (infigratinib), received accelerated approval in the United States in 2021 based on an overall response rate of 23% (95% CI 16, 32) and a median duration response of 5.0 months (95% CI 3.7, 9.3). It was subsequently announced in October 2022 that infigratinib would be withdrawn from the market and no longer be developed in oncology indications. A third pan-FGFR inhibitor, futibatinib, received accelerated approval for ICC with FGFR2 gene fusions or rearrangements in September 2022 on the basis of a single arm study that showed an ORR of 42% (95%CI 32, 52) and a median duration of response of 9.7 months (95% CI 7.6, 17.1). The investigational FGFR2-specific inhibitor RLY-4008 has reported remarkable response rates in a small dataset of patients who have not received an FGFR inhibitor previously, though RLY-4008 and the multi-kinase inhibitor TT-00420 have shown limited activity in patients whose tumors have developed these acquired resistance mutations.

We believe the critical unmet need for patients with FGFR2 fusion or FGFR2-altered ICC is balancing the potency for the wild type and the numerous on-target resistance mutations that emerge in patients treated with currently approved and investigational FGFR inhibitors. The most frequently occurring acquired drug resistance mutations are active site mutations such as the gatekeeper and amino acids comprising the molecular brake. These mutations, as well as allosteric gain-of-function mutations, have been observed clinically to confer resistance to the currently approved FGFR inhibitors. We believe maintaining potency against all of these clinically important mutations as well as wild-type FGFR2 could potentially improve efficacy and duration of response.

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

TYRA-200 is active in an FGFR2 driven endometrial cancer xenograft model

AN3CA is a human endometrial cancer cell line which contains an FGFR2 N550K activating mutation. TYRA-200 was tested in a preclinical mouse xenograft model using this cell line, as seen in the figure below. TYRA-200 given BID at a dose of 10 mg/kg or 15 mg/kg BID led to substantial inhibition of tumor growth in this model. We observed TGI with futibatinib using a 15 mg/kg QD dose in this study.

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

Selectivity for FGFR1/2/3 vs FGFR4

Designing covalent inhibitors that bind to the ATP-binding site and selectively differentiate between FGFR2 and other isoforms is challenging due to the near-identical amino acid sequence in this site. We utilized the differentiated approach of our SNÅP platform to generate compounds, including TYRA-200, that capitalize on subtle conformational differences between FGFR4 and the other isoforms to obtain greater selectivity for FGFR1-3 versus FGFR4. In comparison, the covalent FGFR inhibitor futibatinib has demonstrated lower selectivity for FGFR4, which may point to a potential to be dose limited by FGFR4-related toxicities such as diarrhea and liver toxicity. In clinical studies of futibatinib, the dose limiting toxicity in Phase 1 was Grade 3 elevation of liver function tests in 3 of 9 patients at 24mg. In the Phase 2 registration study in ICC, Grade 3 liver enzyme abnormalities were observed in 7 to 13% of patients and 39% of patients experienced diarrhea of any grade at a dose of 20mg daily. The selectivity for FGFR1-3 vs FGFR4 that we observed for TYRA-200 also extended to the broader family of protein kinases, where we observed that very few kinases were inhibited. Although we have not conducted any head-to-head clinical studies, we believe that TYRA-200’s relative selectivity for FGFR1-3 relative to FGFR4 observed in pre-clinical studies may result in improved tolerability with respect to futibatinib.

TYRA-200 was selective for FGFR1-3 over FGFR4 in a Ba/F3 cell-based assay

Beyond selectivity over FGFR4, TYRA-300 avoided off-target inhibition of other kinases when profiled in a scanMAX (KINOMEscan) screen.

TYRA-200 was highly selective for FGFR2 over other protein kinases

Development plans for TYRA-200

In December 2022, we submitted an IND to the FDA for TYRA-200 and received clearance in January 2023 to proceed with our Phase 1 clinical trial of TYRA-200. We will study TYRA-200 initially in FGFR2-driven ICC resistant to previous FGFR inhibitors. We expect to dose the first patient in this trial in the second half of 2023. The currently approved pan-FGFR inhibitors as well as several investigational agents are not active against the entire spectrum of clinically important acquired resistance mutations that develop in response to FGFR inhibition. Polyclonal resistance (multiple resistance mutations that occur in the same patient) is a common feature in this patient population, and the ability to demonstrate clinically beneficial activity in this setting will provide proof of concept and validate the design principles behind TYRA-200. These data would provide confidence in our belief that addressing acquired resistance may prolong the duration of responses, and ultimately PFS, in the FGFR-naive setting, and confirm our belief that TYRA-200 is highly differentiated in the competitive landscape of FGFR inhibitors. Beyond FGFR-resistant and FGFR-naive ICC, there is potential for TYRA-200 to extend into metastatic endometrial carcinoma, where up to 7-16% of patients have FGFR2 mutations, of which 25% are N549 molecular brake activating mutations. Additional FGFR2-driven patient populations in advanced colorectal, breast, ovarian, gastric, and lung cancer will also be evaluated in a tumor agnostic fashion.

Our FGFR4/FGF19 discovery program

FGFR4 is expressed broadly in normal tissues, including lung, liver, and the GI tract. FGFR4 as an oncology target has been primarily studied in hepatocellular carcinoma, where it is the cell surface receptor for FGF19 with b-klotho. Approximately 30% of HCC cases are thought to be dependent on FGFR4 signaling due to amplification of FGF19. Several FGFR4 selective inhibitors have been developed and evaluated in the clinic with limited success. These covalent inhibitors are highly selective for FGFR4 vs the other FGFR family members due to their targeting of an FGFR4-specific cysteine. However, clinical activity was limited by low response rates, short duration of responses, and toxicity due to the dysregulation of normal bile acid synthesis.

Role of FGFR4/FGF19 in cancer

FGFR4 is involved in the transduction of key signals essential for cellular proliferation and survival. Aberrant activation of the FGFR4 pathway is observed in multiple malignancies, most notably in approximately 30% of hepatocellular carcinoma. It is also implicated as a driver in approximately 7.5% of pediatric rhabdomyosarcomas, in breast cancer cases, and less commonly in other select solid tumors.

The role of FGFR4 in cancer has been best described in hepatocellular carcinoma. In normal hepatocytes, FGFR4 regulates bile acid synthesis and hepatocyte proliferation in response to fibroblast growth factor 19 (FGF19). FGF19 is a post-prandial enterohepatic hormone that signals through FGFR4 and its associated co-receptor Klotho-b (KLB) to exert its normal cellular functions. In certain cancers, such as HCC and breast cancer, FGF19 is aberrantly expressed due to focal chromosomal amplifications or epigenetic mechanisms, promoting tumor cells to become dependent on the FGFR4/KLB/FGF19 oncogenic axis.

Currently there are currently no approved therapies that selectively target the FGFR4-FGF19 axis. A successful approach would represent the introduction of a first-in-class targeted therapy in HCC.

Pan FGFR inhibitors have been previously studied in FGFR4-driven malignancies, such as HCC. Development of erdafitinib was initiated in HCC and subsequently discontinued, while futibatinib is currently being studied in combination with immunotherapy in a FGF19-selected population in HCC. However, these approaches have been constrained in other indications by the dose-limiting toxicities elicited by off-target inhibition of FGFR1 and FGFR2.

Previous attempts to selectively target FGFR4 resulted in sub-optimal responses with short durations. Clinical studies with the FGFR4-selective inhibitors fisogatinib and roblitinib demonstrated the potential of targeting FGFR4 in HCC patients whose tumors expressed FGF19. While the overall response rates of 17% and 21%, respectively, provided clinical proof-of-concept, the durability was short and acquired drug resistance was observed in some cases.

Results from the fisogatinib study led to the identification of FGFR4 mutations known to interfere with drug activity. These mutations included V550 gatekeeper mutations and C552 mutations, both of which were found to cause a loss of fisogatinib potency of more than 1,000-fold.

Our FGFR4/FGF19 Program

Our FGFR4 drug discovery efforts are driven by our deep structural understanding of the FGFR family including over 70 co-crystal structures of FGFR4 itself. We are seeking to develop a FGFR4 inhibitor that is agnostic to acquired resistance mechanisms originating from the V550 gatekeeper and the C552 mutations, as well as other potential FGFR-driven compensatory mechanisms. We anticipate that our product candidate will also have potential for antitumor activity in patients with spontaneous FGFR4 activating mutations at the gatekeeper (V550), as well as in rare FGFR4 fusions.

Potential patient populations for our FGFR4 inhibitor

Our RET discovery program

RET is a cell surface RTK expressed in a variety of normal tissues such as lung, skin, brain, and endocrine organs. Mutations in RET, including gene rearrangements/fusions and point mutations, can serve as oncogenic drivers in tumors. The tumorigenic role RET have been well characterized across multiple malignancies, leading to strong interest as a target for precision drug development.

Several RET inhibitors are currently indicated for the treatment of RET-mutated cancers. Gavreto (pralsetinib) is currently indicated under an accelerated approval for adults with metastatic RET fusion-positive NSCLC, while Retevmo (selpercatinib) is indicated under a full approval for patients with RET fusion-positive metastatic NSCLC. Both selpercatinib and pralsetinib also retain indications under accelerated approval in adult and pediatric patients 12 years of age and older with advanced or metastatic medullary thyroid cancer with a RET mutation and metastatic thyroid cancer with a RET gene fusion. In 2022, selpercatinib additionally achieved accelerated approval for treatment of adult patients with locally advanced or metastatic solid tumors with a RET gene fusion that have progressed on or following prior systemic treatment.

Prevalence of RET alterations in cancer

RET is essential for neuronal and embryonic development. Activating genetic alterations such as gene fusions and point mutations in RET are oncogenic. In non-small cell lung cancer (NSCLC) and papillary thyroid carcinoma (PTC) RET gene fusions lead to constitutive activation and oncogenesis. In NSCLC, 1 to 2% of patients who are negative for mutations or rearrangements in other common oncogenic drivers such as EGFR, ERBB2, BRAF, KRAS and ALK, have RET fusions. In PTC, the most common form of thyroid cancer, an estimated 35% of cases in North America and up to 65% of cases in other geographies are associated with RET fusions. In sporadic medullary thyroid carcinoma (MTC), up to 70% of patients have activating mutations in RET, whereas in familial cancer syndromes, such as MEN2B, germline RET mutations at M918T predispose carriers to MTC.

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

Both vandetanib and cabozantinib were approved in MTC without a restriction to the RET-mutated population. For patients with MTC with activating RET mutations treated with these therapies, secondary resistance mutations at the gatekeeper position V804 arise during treatment and can be identified at the time of disease progression. Selpercatinib and pralsetinib address a key liability of the first-generation multi-kinase inhibitors at V804. In metastatic RET-fusion positive patients with NSCLC that had previously failed platinum-based chemotherapy, selpercatinib treatment led to a 62% response rate with a median duration of response of 17.5 months. In patients with treatment-naïve NSCLC, the overall response rate was 84%. An overall response rate of approximately 69% was observed in RET-mutant MTC regardless of whether patients had previously failed on other kinase inhibitor therapies. Roughly similar efficacy was observed in clinical trials with pralsetinib. Both selpercatinib and pralsetinib received accelerated approval in the United States in 2020.

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

Our RET Program

We are developing a RET-specific inhibitor that is designed to retain potency for the V804 gatekeeper and the G810 solvent front mutations. Our drug discovery efforts are driven by our ability to gain molecular-level detail and insights from internally derived co-crystal structures of selpercatinib, pralsetinib and other inhibitors bound to RTKs. Recent publications have shown that these inhibitors have liabilities at the gatekeeper, the solvent front, or other parts of the ATP-binding pocket. Our focus is to develop RET inhibitors that address many of these key liabilities, an approach which we believe will allow our product candidates to demonstrate antitumor activity in patients who progress on current-generation RET inhibitors.

Our initial development plans for our RET inhibitor product candidate will focus on patients who fail previous treatment with a RET inhibitor due to acquired mutations in V804 or G810. We anticipate that our RET inhibitor will also have potential for antitumor activity in patients with RET treatment-naïve containing RET fusions or RET activating mutations, representing approximately 5,000 patients across NSCLC, PTC and MTC.

With regard to all of our programs, we may consider entering into a strategic partnership on an opportunistic basis if we believe that such a partnership can accelerate the development and/or maximize the market potential of the particular program.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technology, technical expertise, and drug development experience provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing and/or new therapies that may become available in the future.

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, expertise in manufacturing, R&D, pre-clinical activities and clinical trial conduct. Additionally, many of our competitors are commercial-stage entities with experience in obtaining regulatory approvals and reimbursement for marketed approved products. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with larger and/or established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have a more favorable safety profile, and are more convenient or less expensive than products that we may develop. Our competitors also may obtain FDA or other foreign regulatory approval(s) for their products more rapidly than us, which could result in our competitors establishing a strong market position before we are able to enter the market or could otherwise make our development more complicated. We believe the key competitive factors affecting the success of all of our programs are likely to be efficacy, including duration of human response and breadth of coverage, safety and patient convenience.

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cellular therapies, and traditional chemotherapy. Currently, there are three FGFR inhibitors indicated for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a FGFR2 fusion or other rearrangement: Incyte Corporation’s Pemazyre (pemigatinib), Helsinn Healthcare, SA’s Truseltiq (infigratinib), and Taiho Oncology’s Lytgobi (futibatinib). These indications are approved in the US under accelerated approval based on overall response rate and duration of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trial(s). Similarly, Janssen Biotech, Inc’s Balversa (erdafitinib) is currently indicated under an accelerated approval for the treatment of adult patients with locally advanced or metastatic UC that has eligible FGFR2 or FGFR3 gene alterations and have progressed during or following at least one line of platinum-containing chemotherapy.

Incyte Corporation is currently conducting a confirmatory Phase 3 clinical study in treatment-naïve, metastatic unresectable cholangiocarcinoma (NCT03656536). While Taiho is also pursuing a randomized study in frontline cholangiocarcinoma (NCT04093362), a separate confirmatory trial is slated to begin in 2023 in patients with previously-treated, locally advanced or metastatic unresectable cholangiocarcinoma (NCT05727176). In late 2022, Helsinn Healthcare SA issued a notice of permanent discontinuation of distribution of Truseltiq (infigratinib) effective March 31, 2023, thus ending all promotional and educational activities.

Janssen is pursuing a randomized confirmatory study of erdafitinib in previously-treated patients diagnosed with mUC (NCT03390504). This study is expected to report results later in 2023, which may affect the Phase 2 and Phase 3 development plans for TYRA-300. In addition, Janssen is studying erdafitinib in NMIBC (NCT04917809, NCT04172675) and recently reported results that provide an important read-through for TYRA-300. At the 2023 ASCO Genitourinary Symposium, Janssen reported high complete response rates in both high- and intermediate-risk population of NMIBC, but toxicities were significant, even with a lower dose. Tyra believes these data provide proof of concept that an oral FGFR3-selective inhibitor with a better tolerability profile can demonstrate substantial benefit in these earlier disease settings.

There are a number of FGFR-isoform selective inhibitors in development for oncology as well. In January 2022, the FDA cleared the IND for Kinnate Biopharma Inc.’s product candidate KIN-3248, an FGFR2/3 inhibitor being developed for ICC and UC (NCT05242822). Relay Therapeutics, Inc.’s FGFR2-specific inhibitor RLY-4008 is currently in Phase 1 with stated plans to develop their candidate in ICC (NCT04526106). Lilly’s Loxo Oncology recently initiated a Phase 1 study in mUC for LOXO-435 (LOX-24350), an isoform-selective FGFR3 inhibitor compound (NCT05614739).

In 2021, BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-naturetic peptide (CNP) analog was granted accelerated approval in the United States for children with achondroplasia who are 5 years of age and older and confirmatory study commitments are ongoing. Approval was based on a 1.57cm/year mean annual height velocity improvement versus placebo. In 2022, BioMarin announced positive Phase 2 results for vosoritide in infants and young children up to five years of age with achondroplasia and, in January 2023, submitted a marketing application for this indication to EU regulators. In 2023, BridgeBio announced preliminary data for Cohort 5 of the infigratinib PROPEL study (NCT04265651) demonstrating that 10 evaluable children dosed with 0.25mg/kg daily demonstrated a mean annual height velocity of 6.77cm/year and an improvement of 3.03cm/year over baseline growth velocity. In 2022 Ascendis also announced positive Phase 2 data for once-weekly TransCon CNP, a prodrug that slowly releases CNP (NCT04085523). TransCon CNP demonstrated a growth velocity improvement over placebo but Ascendis did not disclose an improvement over baseline growth velocity.

Several multi-kinase inhibitors have been approved for the treatment of HCC, but there are currently no approved FGFR4-specific inhibitors approved. There are a number of FGFR4 clinical stage programs, with most of the development focused in China. CStone Pharmaceuticals and Blueprint Medicine completed a Phase 1/2 study of BLU-554 (fisogatinib) in HCC in combination with a checkpoint inhibitor (NCT04194801). H3 Biomedicines has recruited a Phase 1/2 study of H3B-6527 in HCC (NCT02834780), but no further details are publicly available. Novartis completed a Phase 1/2 study of FGF401 alone and in combination with a checkpoint inhibitor in HCC (NCT02325739), and a similar study with FGF401 is now being conducted by Everest Medicines in combination with pembrolizumab in China.

There are two approved RET inhibitors, Lilly’s Loxo Oncology’s Retevmo (selpercatinib) and Blueprint Medicines’ Gavreto (pralsetinib), both of which are approved for RET-positive NSCLC, PTC, and MTC. Both are conducting confirmatory Phase 3 studies in NSCLC (NCT03473756, NCT04222972) and in MTC (NCT04211337, NCT04760288). In 2022, Selpercatinib additionally achieved accelerated approval for treatment of adult patients with locally advanced or metastatic solid tumors with a RET gene fusion that have progressed on or following prior systemic treatment. Prior to acquisition by Bristol Myers Squibb in 2022, Turning Point Therapeutics was developing their RET candidate TPX-0046 in a Phase 1 study (NCT04161391) with stated plans to expand their study to NSCLC, MTC, and tumor agnostic populations. Boston Pharmaceuticals is developing their RET candidate zeteletinib (BOS172738) in a Phase 1 study (NCT03780517) as is Helsinn and Taiho Oncology for their partnered RET inhibitor TAS0953/HM06 (NCT04683250).

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

We are building a patent portfolio and have substantial confidential know-how relating to our product candidates and SNÅP platform. As of March 15, 2023, our intellectual property portfolio consisted of eight pending U.S. provisional applications, two pending U.S. nonprovisional applications, one pending European application, two Taiwanese pending applications, and three patent applications pursuant to the Patent Cooperation Treaty (PCT) all of which are solely owned by us. At this time, we do not own any issued patents in the U.S, and we do not license any material patent rights from any third party. Collectively, our patent rights relate to various aspects of our product candidates.

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

Intellectual Property Relating to Our FGFR3 Program

With regard to our FGFR3 product candidates, as of March 15, 2023, we owned three pending U.S. provisional applications, one pending U.S. nonprovisional application, one pending PCT patent application and one Taiwanese pending application. These patent rights relate to the FGFR3 product candidates’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases, using our FGFR3 product candidates. Specifically, we have one PCT patent application and one Taiwanese pending application directed to the composition matter of our leading candidate in the FGFR3 program. We expect any patents issued from these applications to expire between 2040 or 2043 without accounting for any patent term adjustment or extension that may be available.

Intellectual Property Relating to Our FGFR2 Program

With regard to our FGFR2 program, as of March 15, 2023, we owned one pending U.S. nonprovisional application, one pending European application, one pending PCT patent application and one Taiwanese pending application. These patent rights relate to the FGFR2 program’s compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. Specifically, we have one PCT patent application directed to the composition matter of our leading candidate in the FGFR2 program. We expect any patents issued from these applications to expire between 2040 and 2042 without accounting for any patent term extension that may be available.

Intellectual Property Relating to Other Programs

With regard to our other programs, including the FGFR4 program, as of March 15, 2023, we owned five pending U.S. provisional patent applications and one pending PCT patent application. These patent rights relate to these other programs’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. We expect any patent issued from this application to expire between 2042 and 2043 without accounting for any patent term extension that may be available.

Scope and Duration of Intellectual Property Protection

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, the FDA is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent, provided that the extended patent term may not exceed fourteen years after the date of approval of the marketing application. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on any issued U.S. patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in jurisdictions where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are expected to expire on dates ranging from 2040 to 2043, unless we receive patent term extension or patent term adjustment, or both.

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

We plan to put agreements in place with contract manufacturing organizations for the necessary quantities of active pharmaceutical ingredients (API) and drug product for each of our product candidates, on a project-by-project basis, based on our development needs.

As we advance our product candidates through development, we will explore adding backup suppliers for the API and drug product for each of our product candidates to protect against any potential supply disruptions.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of drug products. A new drug must be approved by the FDA through the New Drug Application (NDA) process before it may be legally marketed in the United States. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (the FDCA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s GLP requirements and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCPs) to establish the safety and efficacy of the proposed drug for its intended use;
•
preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP) or similar foreign requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP or similar foreign requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

After the FDA evaluates an NDA and conducts any necessary inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes all of the deficiencies that the FDA has identified and may require additional clinical data, such as an additional pivotal Phase 3 clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. When the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for additional information or clarification. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing new product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. An NDA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the drug and disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon NDA holders and product manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Unless an exemption applies, each medical device commercially distributed in the United States generally requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval (PMA) application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. While most Class I devices—devices that generally pose a low risk to users—are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are automatically placed in Class III, requiring approval of a PMA unless down-classified in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements or request down-classification of the device through the “de novo” process.

The PMA process is more demanding than the 510(k) premarket notification process, and can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain pricing metrics to the government, including the Average Manufacturer Price (AMP) and Best Price under the Medicaid Drug Rebate Program, the Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal AMP reported to the Department of Veteran Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. Compliance with these laws and regulations will require significant resources and may have a material adverse effect on our revenues.

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

In addition, other legislative changes have been adopted since the ACA was enacted. Most recently, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. Other changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This has resulted in several Congressional inquiries and proposed and enacted federal and state regulations designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) came into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Foreign Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, promotion, and reimbursement vary greatly from country to country.

Non-clinical Studies and Clinical Trials in the EU

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (EU) are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological)studies must be conducted in compliance with the principles of good laboratory practice (GLP), as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH), guidelines on Good Clinical Practices (GCP), as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization in the EU

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (MA). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops. Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity in the EU

In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products in the EU

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan drug designation must be requested before submitting an MAA. An EU orphan medicinal product designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan drug destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Regulation of Companion Diagnostics in the EU

In the EU, in vitro diagnostic medical devices (IVD MDs), were regulated by the EU Directive on in vitro diagnostic medical devices (Directive No. 98/79/EC, as amended) (IVDD), which regulated the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices as well as the vigilance procedure. IVD MDs had to comply with the requirements provided for in the IVDD, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since Regulation (EU) No 2017/746 (IVDR) became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The IVDR introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

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

Human Capital

As of March 20, 2023, we had 38 full-time employees, including a total of 13 employees with M.D. or Ph.D. degrees. Of these full-time employees, 28 employees are engaged in research and development.

None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. We value our employees and regularly benchmark total rewards we provide, such as short and long-term compensation, 401(k) plan participation, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

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

Summary of Risks Related to Our Business

•
We are very early in our development efforts, have a limited operating history, have not completed any clinical trials, have no products approved for commercial sale and have not generated any revenue, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
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
•
We are early in our development efforts, have only recently begun testing our lead product candidate in clinical trials, and our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain marketing approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
As an organization, we have only recently begun conducting our first clinical trial, and we have never submitted an application for marketing approval and may be unable to do so for any of our product candidates.
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. We have only recently begun testing our lead product candidate in clinical trials and our product candidates may not have favorable results in clinical trials or receive marketing approval on a timely basis, if at all.
•
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
•
We rely on third parties to conduct some of our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain marketing approval for or commercialize our product candidates may be delayed.
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are very early in our development efforts, have limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company formed in 2018 with a limited operating history upon which you can evaluate our business and prospects. We have only recently begun testing our lead product candidate TYRA-300 in clinical trials. Our other development programs are either in preclinical development or in the drug discovery stage. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, research and development activities including development of our proprietary SNÅP platform and identifying potential product candidates, establishing our intellectual property portfolio, conducting research and preclinical studies and clinical trials, and providing general and administrative support to these operations. Our approach to the discovery and development of product candidates based on our proprietary SNÅP platform is unproven, and we do not know whether we will be able to develop any product candidates that are successful in clinical development or products of commercial value.

As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant net losses in each period since our inception, and we expect to continue to incur significant net losses for the foreseeable future.

We have incurred significant operating losses since our inception. Our net losses were $55.3 million and $26.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $95.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. TYRA-300, TYRA-200 and any of our other product candidates will require substantial additional development time and resources before we are able to apply for, or receive, marketing approval and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, and seek marketing approval for, and potentially commercialize any of our product candidates and as we seek to discover, develop and market additional potential product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials and preclinical studies for our product candidates and other development programs and seek marketing approval for our current product candidates and any future product candidates we may develop. If we obtain marketing approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operations through at least until 2024. In particular, we expect that our existing cash and cash equivalents will allow us to complete the Phase 1 portion of our Phase 1/2 clinical trial for TYRA-300 and Phase 1 clinical development for TYRA-200. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in October 2022, we entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150 million in “at the market” offerings through or to the Agent, as sales agent or principal. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

Because we do not expect to generate commercial revenues, if any, from sales of products that we do not expect to be commercially available for many years, if at all, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise.

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

Our portfolio of investments or bank deposits may be subject to market, interest and credit risk that may reduce their value and adversely affect our business, results of operations and financial condition.

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the closure of Silicon Valley Bank (SVB) and Signature Bank and the appointment of the Federal Deposit Insurance Corporation (FDIC) as receiver created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession, rising inflation, and the ongoing COVID-19 pandemic has and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

Risks Related to the Discovery, Development and Marketing Approval of Our Product Candidates

We are early in our development efforts, have only recently begun clinical trials of our lead product candidate and all of our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain marketing approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our research and development efforts and all of our development programs are either in early clinical development or the preclinical or drug discovery stage. We have invested substantially all of our efforts to date in developing our proprietary SNÅP platform, developing TYRA-300 and TYRA-200, identifying other potential product candidates and conducting preclinical studies. Although we have recently advanced TYRA-300 into clinical trials in adults with advanced urothelial carcinoma and other solid tumors with FGFR3 gene alterations and recently received clearance from the U.S. Food and Drug Administration (FDA) on our Investigational New Drug application (IND) to proceed with a Phase 1 clinical study of TYRA-200, we are very early in our clinical trials of TYRA-300, have not commenced clinical study of TYRA-200 and will need to progress our other development programs through additional preclinical studies to enable us to submit INDs with the FDA and receive allowance from the FDA to proceed with initiating their clinical development, including for TYRA-300 in pediatric achondroplasia. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•
successful completion of preclinical studies with favorable results, including those compliant with Good Laboratory Practice (GLP) such as toxicology studies, biodistribution studies and minimum effective dose studies in animals;
•
acceptance by the FDA of INDs or of similar regulatory submissions by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates and our proposed design of future clinical trials;
•
successful identification of appropriate patients eligible to enroll, and enrollment of such patients, in clinical trials and completion of clinical trials with favorable results;
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

As an organization, we have never completed any clinical trials or submitted an application for marketing approval, and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates and we will need to successfully complete IND-enabling studies, Phase 1 clinical trials and later-stage and pivotal clinical trials, in order to obtain marketing authorization from the FDA or comparable foreign regulatory authorities to market TYRA-300, TYRA-200 or any other product candidates. Carrying out clinical trials and the submission of a successful NDA is a complicated process. As an organization, we only recently commenced our SURF301 Phase 1/2 clinical trial in November 2022 and recently received clearance from the FDA on our IND to proceed with a Phase 1 clinical study of TYRA-200. Our other development programs are in the preclinical development stage. We have not previously completed any clinical trials, have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. If we decide to develop TYRA-300 or TYRA-200 for multiple indications, we may be required to submit multiple INDs to the FDA for these development programs and may not conduct a clinical trial in the United States for that indication until we do so. For example, we will be required to complete IND-enabling studies of TYRA-300 in pediatric achondroplasia to support an IND submission prior to commencing clinical development. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of TYRA-300, TYRA-200 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials, could prevent us from, or delay us in submitting NDAs for, and commercializing our product candidates.

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of TYRA-300, TYRA-200 and other potential product candidates targeting acquired resistance mutations in FGFR3, RET, and FGFR4, we do not know whether TYRA-300, TYRA-200 or the other potential product candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our current or future clinical trials in humans. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. We have recently commenced a Phase 1/2 clinical trial evaluating TYRA-300 and recently received clearance from the FDA on our IND to proceed with a Phase 1 clinical study of TYRA-200. If unexpected observations or toxicities are observed in these trials, or in IND-enabling studies for any of our other product candidates, such results could delay and possibly prevent or limit clinical trials for our product candidates. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be successful. In addition, any safety concerns observed in any one of our clinical trials in our targeted indications could impair the development, marketing approval or commercial prospects of our product candidates in those and other indications, such as TYRA-300 for oncology and achondroplasia, which could have a material adverse effect on our business, financial condition and results of operations.

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

Any difficulties or delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for regulatory allowance before proceeding with clinical development. We will also need to complete IND-enabling studies and submit INDs for TYRA-300 in pediatric achondroplasia our other development programs prior to initiating clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing or planned clinical trials for TYRA-300, TYRA-200, or any other product candidate, could significantly affect our product development timelines and development costs.

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
•
failure to reach an agreement with diagnostic companies for the development and use of liquid biopsy companion diagnostic tests in our clinical trials;
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
•
patients failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including patients failing to remain in our trials due to movement restrictions, health reasons or otherwise resulting from the COVID-19 pandemic or other epidemic diseases;
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

In addition, disruptions caused by the COVID-19 pandemic or any future epidemic diseases may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which our trials are being conducted, by a Data Safety Monitoring Board for our trial or by the FDA or comparable foreign regulatory authorities. These authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols and to make the appropriate required records, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a clinical trial drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary SNÅP platform, which is designed to efficiently identify and selectively target vulnerabilities in the mutant proteins that commonly eliminate or reduce the effectiveness of standard-of-care therapies. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. TYRA-300 and TYRA-200 are in the early stages of development and we have not yet completed any clinical trials for any product candidate. Our SNÅP platform utilizes the rapid generation of precise molecular SNÅPshots to continually gain deeper insights into the structure of inhibitor binding sites and how commonly occurring resistance mutations lead to acquired drug resistance to existing therapies, which we believe aids in the prediction of amino acid residues most likely to cause resistance to specific existing therapies. This innovative process may never be successful in identifying additional product candidates with innovative structures that are able to inhibit the target while avoiding those specific residues. Further, because all of our product candidates and discovery programs are based on our SNÅP platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other development programs.

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

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of other therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting clinical trials and obtaining marketing approval of our product candidates may be delayed. Additionally, because our initial clinical trials will be in patients with relapsed/refractory cancer, these patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.

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

We have not evaluated any of our product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, and treatments for cancer and rare diseases in particular, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. Any such undesirable side effects observed in one of our clinical trials in our targeted indications could impair the development, marketing approval or commercial prospects of our product candidates in those and other indications, such as TYRA-300 for oncology and achondroplasia. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend or terminate future clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

We may not be able to submit future INDs to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We may not be able to submit additional INDs for our existing and future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

If we are unable to successfully develop companion diagnostics for biomarkers that enable patient selection, or experience significant delays in doing so, we may not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

A key component of our strategy includes the use of companion diagnostics to guide patient selection of our product candidates. We do not have the ability to develop such tests on our own, and so we plan to rely on third parties for the design, development and manufacture of companion diagnostic tests for any of our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval, certification or clearance for these companion diagnostics. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we and our future collaborators will need to address a number of scientific, technical, regulatory and logistical challenges.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved. To date, the FDA has generally required premarketing approval companion diagnostic tests for cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of these companion diagnostics, which we expect will require separate regulatory clearance or approval prior to commercialization.

The approval, certification or clearance of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA or comparable foreign regulatory authorities require approval or clearance of a companion diagnostic for any of our product candidates, whether before or concurrently with marketing approval of the product candidate, we and/or our collaborators, may encounter difficulties in developing and obtaining approval, certification or clearance for these companion diagnostics. Any delay or failure by us or potential future collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval, certification or continued marketing of our related product candidates.. Indeed, approval, certification or clearance of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics is subject to further requirements since the IVDR became applicable as it introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances, approvals or certification for our companion diagnostics or to manufacture, market or distribute our products after clearance, approval or certification is obtained.

We may also be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any partnered companion diagnostic development plans we undertake or we may not be able to compete effectively upon marketing approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval, certification or clearance for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union (EU), the European Commission grants orphan designation after receiving the opinion of the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products. In the EU, a medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

We have not received orphan drug designation in the United States or the EU for any product candidate. We may seek orphan drug designation in the United States and the EU for TYRA-300 for patients with MIBC and other rare tumors susceptible to an FGFR3 therapy, and similar designations for TYRA-200 and our other product candidates in qualified patient populations. There can be no assurance that the FDA or European Commission will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a drug no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authorities can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar disease or condition containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar disease or condition as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We may seek Breakthrough Therapy or Fast Track designation for some of our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life- threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biologics that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. An NDA for a Breakthrough Therapy-designated product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

If a product candidate is intended for the treatment of a serious or life-threatening condition and clinical or preclinical data demonstrate the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track Designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and an NDA for a Fast Track product candidate may also be eligible for rolling review.

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

We may conduct one or more of our clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not review the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials.

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

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We may in the future seek accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory activities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and comparable foreign regulatory activities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory activities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory activities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and comparable foreign regulatory activities may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays.

Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or comparable foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical studies and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we changed the delivery vehicle we use in our formulation for TYRA-300 from a cosolvent-based system to an aqueous-based vehicle. While we have observed positive results in a preclinical model using this new delivery vehicle, any further changes in formulation may result in effects and results that are different from those observed in our completed preclinical studies to date. Similarly, in the future we may introduce an alternative formulation of one or more of our product candidates during the course of our ongoing or planned clinical trials. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of ongoing, planned or future clinical trials conducted with the altered materials. This could delay initiation or completion of clinical trials, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We plan to rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA or comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP or similar foreign requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance, qualified personnel, and accurate and complete recordkeeping. If the FDA or comparable foreign regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us or the third-party manufacturers, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or similar foreign requirements (where applicable) could adversely affect our business in a number of ways, including:

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

Our product candidates and any products that receive marketing approval may compete with the product candidates and products of other companies for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP and similar foreign regulations and that might be capable of manufacturing for us. This could lead to a delay in the manufacture of our product candidates or any products that receive marketing approval, and negatively impact the supply of such product candidates or products for clinical trials or commercialization.

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

We are dependent on third parties to conduct our clinical trials and some of our preclinical studies . Specifically, we have used and relied on, or intend to use and rely on, medical institutions, clinical investigators, CROs, contract development and manufacturing organizations, and consultants to conduct some of our preclinical studies and to conduct clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these preclinical studies and clinical trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our CROs, investigators and other third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA or comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators, trial sites, and other third parties. If we or any of our CROs, trial sites or other third parties fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

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

Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS, as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export recordkeeping, and other activities relating to our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post- approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP or similar foreign regulations and standards. Later discovery of previously unknown problems with our products, including additional adverse events or adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Moreover, we are initially developing TYRA-300 for the treatment of mUC, an indication with a small patient population. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate with a smaller patient population that accounts for the smaller potential market size. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Third-party payors increasingly are challenging prices charged for biopharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our products as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with our products, pricing of existing drugs may limit the amount we will be able to charge for our products. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on products that we may develop, once approved. In addition, in the event that we or third parties develop companion diagnostic tests for use with our product candidates, if approved, such companion diagnostic tests will require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement applicable to pharmaceutical or biological products will apply to companion diagnostics tests.

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

We have substantially increased our organization from four employees as of December 31, 2019 to 38 full-time employees as of March 20, 2023, including 28 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need to continue to add significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including health information privacy laws, security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. By way of example, HIPAA imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could be subject to significant penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

In addition, certain state laws and regulations govern the privacy, processing and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA) which went into effect on January 1, 2020, gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes further obligations on businesses processing the personal information of California residents, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the European Union General Data Protection Regulation, (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January

2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.

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
•
a decline in our stock price.

We currently hold $10 million of product liability insurance coverage. We may need to increase our insurance coverage as we initiate additional clinical trials or if we commence commercialization of our product candidates, if ever. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of data including, without limitation, proprietary business information and personal information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, cybersecurity threats (such as denial-of-service attacks, cyberattacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), fraud, sophisticated nation-state and nation-state-supported actors, unauthorized access or use, natural disasters, terrorism, war, such as the conflict between Russia and Ukraine, and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/ or physical facilities in order to gain access to our data.

Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that any security procedures and controls that we or our third-party partners and service providers have implemented will be sufficient to prevent cyberattacks from occurring. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner. New techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our third party service provider’s operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals, governmental authorities, supervisory bodies, the media and other parties of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Also, due to the COVID-19 pandemic, and continued hybrid working environment, many of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement IT controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely.

Any security breach or other incident, whether real or perceived, could impact our reputation, impact the integrity of our data, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personal information, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Our business is subject to risks arising from COVID-19 and other epidemic diseases.

A public health pandemic, such as COVID-19 has the potential to present substantial public health and economic challenges and affect our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. A pandemic, including

COVID-19, or other public health epidemic, poses the risk that we or our employees, contractors, including our CROs, suppliers, collaborators and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. International and U.S. governmental authorities in impacted regions have taken and may continue to take actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. While it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, particularly as we advance our product candidates to clinical development, the continued spread of COVID-19 and the measures taken by the governmental authorities, and any future epidemic disease outbreaks, could: disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities; impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including the risk that participants enrolled in our clinical trials will contract COVID-19 or other epidemic diseases while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic and any future epidemic disease could also potentially affect the business of the FDA or comparable foreign regulatory authorities, which could result in delays in meetings related to planned or ongoing clinical trials. The COVID-19 pandemic and mitigation measures have had and may continue to have, and any future epidemic disease outbreak may have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic or any future epidemic disease impacts our results will depend on future developments that are highly uncertain and cannot be predicted.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. More recently, the closures of SVB and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in tax law may materially adversely affect our financial condition, results of operations and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Tax Cuts and Jobs Act of 2017 amended Section 174 of the United States Internal Revenue Code of 1986, as amended (Code), such that in taxable years beginning after December 31, 2021, expenditures that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The likelihood of specific changes in tax law being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur. If such changes are enacted or implemented, we are currently unable to predict the ultimate impact on our business. We urge our investors to consult with their legal and tax advisors with respect to any changes in tax law and the potential tax consequences of investing in our common stock.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with our initial public offering or other ownership changes.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will, subject to limitations, carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2022, we had federal and state net operating loss (NOL) carryforwards of approximately $46.0 million and $35.9 million, respectively.

Federal NOL carryforwards generated in periods after December 31, 2017 may be carried forward indefinitely. The ability to use federal NOL carryforwards to offset taxable income, particularly for tax years beginning after December 31, 2020, may be limited.

In addition, our NOL carryforwards are subject to review and possible adjustment by the United States Internal Revenue Service, and state tax authorities. Under Section 382 of the Code, our federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our initial public offering (IPO) or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

We cannot be certain that the claims in our U.S. pending patent applications or corresponding international patent applications, or patent applications in certain foreign territories, will be considered patentable by the USPTO. Patent claims are subject to revision during prosecution and pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the third party’s technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology. At present, we have filed U.S. provisional patent applications, a U.S. nonprovisional patent application, a European patent application, international patent applications under the PCT and Taiwan patent applications. None of our patent applications have entered substantive examination by a patent office, which makes it impossible at this time to gauge which art will be cited by examiners or the extent of any rejections we may receive. For example, examiners at a patent office may uncover prior art of which we were not previously aware, and if this cited prior art encompasses our claimed inventions, it may restrict patentability or prevent allowance of any pending patent claims. Furthermore, the patent prosecution process is expensive, time-consuming, and often a multi-year process. We and any future licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. Therefore, we cannot be certain that we will own any issued patents or develop a patent portfolio, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of future issued patents or those of any future licensors. For example, the United States and foreign government actions related to Russia’s war with Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Finally, Europe’s planned Unified Patent Court may in particular present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (UPC) for litigation involving European patents. Implementation of the EU Patent Package will likely occur in the first half of 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package as currently proposed, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary component and process rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to obtain marketing authorization of companion diagnostic test or tests for use with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. For example, we plan to work with diagnostic companies to develop and utilize liquid biopsy companion diagnostic tests to aid in identifying appropriate patients in our SURF301 Phase 1/2 clinical trial. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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
•
general economic, industry, geopolitical and market conditions, events or factors, many of which are beyond our control, such as the COVID-19 pandemic, the military conflict between Russia and Ukraine, inflation and interest rate changes and financial institution instability;
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

An active, liquid and orderly market for our common stock may not be maintained.

We can provide no assurance that we will be able to maintain an active trading market for our common stock. If an active market for our common stock is not sustained, it may be difficult for you to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

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

Sales of a substantial number of shares of our common stock by our executive officers, directors and principal stockholders in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

In addition, the holders of 22,200,527 shares of our outstanding common stock, or approximately 52.1% of our total outstanding common stock based on shares outstanding as of December 31, 2022, will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five- year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

General Risk Factors

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements and “pay versus performance” disclosure requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and made some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our independent registered public accounting firm are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in Carlsbad, California, where we lease approximately 4,734 square feet of laboratory and office space (the Current Space). We will be expanding our headquarters with the leasing of approximately 7,377 additional square feet of space in an adjacent building (the Expansion Space). The lease for the Expansion Space will commence when the improvements are complete (estimated to be in the second half of 2023), and will end 120 months thereafter, subject to certain renewal and early termination rights by us. The lease for the Current Space will end 120 months after the commencement date of the Expansion Space lease, subject to certain renewal options granted to us. In no event will the term of the Current Space lease end sooner than 60 months from its original commencement date which would be approximately July 2026. We believe that our existing and planned expansion facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

For additional information, see Note 10, Leases, to the financial statements included in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “TYRA”.

Holders of Common Stock

As of March 20, 2023, there were approximately 46 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

None.

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

As of December 31, 2022, we estimate that we have used approximately $61.5 million of the proceeds from our IPO for general corporate purposes, including to fund the development of TYRA-300, TYRA-200 and our other development programs. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

Issuer Repurchases of Equity Securities and Affiliated Purchasers

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

Overview

We are a clinical-stage biotechnology company focused on developing next-generation precision medicines that target large opportunities in Fibroblast Growth Factor Receptor (FGFR) biology. Our in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help predict genetic alterations most likely to cause acquired resistance to existing therapies. Our initial focus is on applying our accelerated small molecule drug discovery engine to develop therapies in targeted oncology and genetically defined conditions.

In oncology, the widespread availability of approved targeted treatments, such as kinase inhibitors, has transformed the cancer treatment landscape. Despite the therapeutic benefit that targeted oncology treatments have created for some patients, the response rate and duration of efficacy is often limited by acquired drug resistance, off-target toxicities and other shortcomings of existing therapies. We are using our proprietary SNÅP platform, which is optimized to enable rapid and precise refinement of structural design through iterative molecular SNÅPshots, in order to generate novel product candidates that are specifically designed to limit off-target toxicities and address acquired drug resistance to provide next-generation treatment options. Genomic alterations in FGFR family members occur in approximately 7% of all human cancers, representing about 126,000 new cases per year.

We are advancing multiple oncology product candidates toward the clinic, including our lead product candidate TYRA-300, an FGFR3 selective inhibitor with an initial focus on patients with metastatic urothelial carcinoma of the bladder and urinary tract (mUC). We submitted an Investigational New Drug application (IND) to the U.S. Food and Drug Administration (FDA) for TYRA-300 in June 2022 and received clearance in July 2022 to proceed with our Phase 1/2 clinical trial of TYRA-300, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors), a multi-center, open label study designed to determine the optimal and maximum tolerated doses and the recommended Phase 2 dose of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. In November 2022, the first patient was dosed with TYRA-300 in our Phase 1/2 study SURF301.

Beyond oncology, FGFR3 is implicated in many developmental conditions, such as achondroplasia (ACH) and other skeletal dysplasias, due to its role in regulating bone and cartilage formation. In March 2023, we announced we were expanding development of TYRA-300 into achondroplasia (ACH) based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. Achondroplasia, the most common form of dwarfism, is a skeletal dysplasia in which growth plate cartilage is affected, resulting in decreased growth of the long bones, vertebral bodies and skull base. These growth differences can result in health complications such as cranial and spinal stenosis, hydrocephalus, genu varum (bowed legs), and sleep apnea. A specific mutation in FGFR3 causes an estimated 97% of achondroplasia. We believe that the design of TYRA-300 may have a meaningful impact on achondroplasia and other skeletal dysplasias. We are planning additional IND-enabling studies and anticipate submitting an IND to the FDA to enable a Phase 2 study in pediatric achondroplasia in 2024.

We are also advancing our second oncology product candidate, TYRA-200, an FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. In December 2022, we submitted an IND to the FDA for TYRA-200 and received clearance in January 2023 to proceed with a Phase 1 clinical trial of TYRA-200, which will be focused on intrahepatic cholangiocarcinoma resistant to other FGFR inhibitors. We anticipate dosing the first patient in this trial in the second half of 2023.

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the years ended December 31, 2022 and 2021 were $55.3 million and $26.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $95.7 million. As of December 31, 2022, we had cash and cash equivalents of $251.2 million.

We have incurred significant operating losses since inception. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future particularly if and as we conduct preclinical studies and clinical trials, continue our research and development activities, utilize third parties to manufacture our product candidates and related raw materials, hire additional personnel, expand and protect our intellectual property, and incur additional costs associated with being a public company.

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
o
costs associated with consultants for chemistry, manufacturing and controls (CMC) development, and other services;

o
the cost of manufacturing compounds for use in our preclinical studies, including under agreements with third parties, such as consultants and third-party manufacturers; and
o
costs related to compliance with drug development regulatory requirements; and
•
internal costs, including:
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
•
the number of sites included in each of our trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible patients;
•
the number of patients that participate in the trials;
•
the ability to identify appropriate patients eligible for our clinical trials;
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
•
geopolitical instability, such as the war in Ukraine;
•
adverse effects on the financial markets, the global economy, the supply chain and our expenses due to the COVID-19 pandemic or other epidemic diseases, geopolitical instability, inflation, rising interest rates and other factors; and
•
the extent to which we establish additional strategic collaborations or other arrangements.

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

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$43,008	$20,636	$22,372
General and administrative	15,919	5,652	10,267
Total operating expenses	58,927	26,288	32,639
Loss from operations	(58,927)	(26,288)	(32,639)
Other income (expense):
Interest income	3,652	13	3,639
Other expense	(50)	(19)	(31)
Total other income (expense)	3,602	(6)	3,608
Net loss and comprehensive loss	$(55,325)	$(26,294)	$(29,031)

Research and Development Expenses

Research and development expenses were $43.0 million and $20.6 million for the years ended December 31, 2022 and 2021, respectively. The increase of $22.4 million was primarily due to additional spend to support the advancement of TYRA-300 and TYRA-200 and the enhancement of our SNÅP platform, including $15.1 million of expenses incurred in connection with clinical trials, preclinical and discovery studies, and $7.3 million of higher personnel-related costs, including $3.6 million of non-cash stock-based compensation costs.

The following table summarizes our research and development expenses by development program for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
External research and development expense by program
TYRA-300	$9,958	$5,964
TYRA-200	5,879	2,593
FGFR3 ACH	2,676	895
RET	4,936	2,882
FGFR4	1,988	1,509
Other development programs	2,086	54
Unallocated research and development expense
Other research and development	2,822	1,391
Compensation and stock-based compensation	12,663	5,348
Total research and development expense	$43,008	$20,636

General and Administrative Expenses

General and administrative expenses were $15.9 million and $5.7 million for the years ended December 31, 2022 and 2021, respectively. The increase of $10.2 million was primarily due to increases of $6.5 million in personnel-related expenses, including $4.1 million in non-cash stock-based compensation costs, $1.8 million in professional services related to legal, accounting services, and other consulting fees and $1.9 million in other operating expenses.

Liquidity and Capital Resources

Sources of Liquidity

On September 17, 2021, we completed our IPO and issued 12,420,000 shares of common stock for net proceeds of approximately $181.2 million. Prior to our initial public offering, we funded our operations primarily through private placements of our convertible preferred stock with net proceeds of $157.2 million excluding issuance costs of $0.4 million.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(50,285)	$(23,745)
Net cash used in investing activities	(559)	(645)
Net cash provided by financing activities	632	311,348
Net cash increase (decrease) for the period	$(50,212)	$286,958

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $50.3 million, consisting primarily of our net loss of $55.3 million, adjusted for $10.9 million of non-cash charges primarily related to stock-based compensation expense and $5.9 million for net changes in operating assets and liabilities primarily related to increases in prepaid expenses and other assets of $8.3 million, partially offset by increases in accounts payable and accrued liabilities and other liabilities of $2.4 million.

Net cash used in operating activities for the year ended December 31, 2021 was $23.7 million, consisting primarily of our net loss of $26.3 million, adjusted for $3.0 million of non-cash charges primarily related to stock-based compensation expense and $0.4 million for net changes in operating assets and liabilities primarily related to increases in prepaid expenses and other assets of $2.1 million, partially offset by increases in accounts payable and accrued liabilities and other liabilities of $1.7 million.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 was $0.6 million and $0.6 million, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.6 million for the year ended December 31, 2022 and was primarily related to proceeds from issuances of common stock under benefit plans.

Net cash provided by financing activities was $311.3 million for the year ended December 31, 2021 and was primarily related to net proceeds of $181.2 million from our IPO, net of issuance costs, in addition to net proceeds of $23.5 million from the second closing of our Series A convertible preferred stock financing, $106.1 million in net proceeds from the issuance of our Series B convertible preferred stock, and $0.5 million from proceeds from issuances of common stock under benefit plans.

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
delays or issues with any of the above, including that the risk of each may be exacerbated by the ongoing COVID-19 pandemic, any future epidemic diseases, potential geopolitical instability, inflation or rising interest rates.

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

Contractual Obligations and Commitments

We lease our corporate office and laboratory space in Carlsbad, California (the Original Lease).

In March 2022, we entered into an agreement (the Expansion Lease), for additional office and laboratory space. The Expansion Lease is expected to commence in the second half of 2023 and projected lease payments over the life of the lease are expected to be $5.5 million with a lease expiration of 120 months after the commencement of the Expansion Lease. Additionally, in March 2022, the Original Lease was amended to extend the lease term to 120 months, which will be coterminous with the Expansion Lease after its commencement. The Company has an option to renew the Expansion Lease and the Original Lease for two thirty-six month periods. As of December 31, 2022, total future aggregate operating lease commitments was $9.1 million, with approximately $0.5 million due in 2023, and the remaining due in periods from 2024 through 2033. These obligations are further described in Note 10 to our audited financial statements.

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

Accrued Research and Development Expense

Research and development expenses consist of external and internal costs associated with the Company’s research and development activities, including its discovery and research efforts and the preclinical and clinical development of its product candidates. Research and development costs are expensed in the period incurred.

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. The Company holds discussions with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. Nonrefundable advance payments for goods and services, including fees for process development, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026. As a result of this status, we have taken advantage of reduced reporting requirements in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. In particular, in this Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation and other matters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents consist of cash in readily available checking accounts and money market funds. As a result, the fair value of our portfolio is relatively insensitive to interest rate changes.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. As of December 31, 2022, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tyra Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tyra Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 22, 2023

Tyra Biosciences, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$251,213	$302,182
Prepaid and other current assets	6,075	1,875
Total current assets	257,288	304,057
Restricted cash	1,000	243
Property and equipment, net	1,077	1,027
Right-of-use asset	2,466	1,062
Other long-term assets	4,350	312
Total assets	$266,181	$306,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (including related party amounts of $0 and $47, respectively)	$1,145	$599
Lease liabilities, current	140	202
Accrued and other current liabilities (including related party amounts of $59 and $0, respectively)	4,416	2,815
Total current liabilities	5,701	3,616
Lease liabilities, noncurrent	2,482	981
Other long-term liabilities	169	367
Total liabilities	8,352	4,964
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2022 and 2021; 42,634,459 and 42,536,183 shares issued at December 31, 2022 and December 31, 2021, respectively, and 42,353,550 and 41,441,135 shares outstanding at December 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	353,521	342,104
Accumulated deficit	(95,696)	(40,371)
Total stockholders’ equity	257,829	301,737
Total liabilities and stockholders’ equity	$266,181	$306,701

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$43,008	$20,636
General and administrative (including related party amounts of $765 and $435, respectively)	15,919	5,652
Total operating expenses	58,927	26,288
Loss from operations	(58,927)	(26,288)
Other income (expense):
Interest income	3,652	13
Other expense	(50)	(19)
Total other income (expense)	3,602	(6)
Net loss and comprehensive loss	$(55,325)	$(26,294)
Net loss per share, basic and diluted	$(1.32)	$(1.91)
Weighted-average shares used to compute net loss per share, basic and diluted	41,883,904	13,780,546

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,374,560	$27,651	—	$—	1,829,377	$—	$439	$(14,077)	$(13,638)
Issuance of Series A convertible preferred stock, net of issuance costs	2,848,486	23,495	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	3,874,793	106,128	—	—	—	—	—
Preferred stock converted into shares of common stock	(6,223,046)	(51,146)	(3,874,793)	(106,128)	26,228,089	3	157,271	—	157,274
Initial public offering of common shares, net of issuance costs	—	—	—	—	12,420,000	1	181,219	—	181,220
Issuance of common stock under benefit plans	—	—	—	—	141,767	—	89	—	89
Vesting of shares of common stock subject to repurchase	—	—	—	—	821,902	—	199	—	199
Stock-based compensation	—	—	—	—	—	—	2,887	—	2,887
Net loss	—	—	—	—	—	—	—	(26,294)	(26,294)
Balance at December 31, 2021	—	$—	—	$—	41,441,135	$4	$342,104	$(40,371)	$301,737
Issuance of common stock under benefit plans	—	—	—	—	98,276	—	632	—	632
Vesting of shares of common stock subject to repurchase	—	—	—	—	814,139	—	197	—	197
Stock-based compensation	—	—	—	—	—	—	10,588	—	10,588
Net loss	—	—	—	—	—	—	—	(55,325)	(55,325)
Balance at December 31, 2022	—	$—	—	$—	42,353,550	$4	$353,521	$(95,696)	$257,829

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,325)	$(26,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296	140
Stock-based compensation	10,588	2,887
Loss on disposal of property and equipment	3	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,238)	(2,108)
Accounts payable, accrued expenses and other liabilities (including related party amounts of $12 and $47, respectively)	2,357	1,492
Right-of-use assets and lease liabilities, net	34	135
Net cash used in operating activities	(50,285)	(23,745)
Cash flows from investing activities:
Purchases of property and equipment	(559)	(661)
Proceeds from sale of property and equipment	—	16
Net cash used in investing activities	(559)	(645)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	181,220
Proceeds from the issuance of Series A convertible preferred stock, net of issuance costs	—	23,495
Proceeds from the issuance of Series B convertible preferred stock, net of issuance costs	—	106,128
Proceeds from issuances of common stock under benefit plans	632	514
Payments for financing lease	—	(9)
Net cash provided by financing activities	632	311,348
Net cash increase (decrease) for the period	(50,212)	286,958
Cash, cash equivalents and restricted cash at beginning of the period	302,425	15,467
Cash, cash equivalents and restricted cash at end of the period	$252,213	$302,425
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$251,213	$302,182
Restricted cash	1,000	243
Total cash, cash equivalents and restricted cash	$252,213	$302,425
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for lease liability	$1,572	$1,238
Non-cash investing and financing activities:
Conversion of convertible preferred stock in connection with initial public offering	—	157,274
Purchases of equipment included in accounts payable	—	209

See accompanying notes to financial statements.

1. Organization and Basis of Presentation

Organization

Tyra Biosciences, Inc. (the Company) was incorporated in the state of Delaware on August 2, 2018. The Company is a clinical-stage biotechnology company focused on developing next-generation precision medicines that target large opportunities in Fibroblast Growth Factor Receptor (FGFR) biology. The Company’s in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help predict genetic alterations most likely to cause acquired resistance to existing therapies. The Company’s initial focus is on applying accelerated small molecule drug discovery engine to develop therapies in targeted oncology and genetically defined conditions.

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $95.7 million and cash and cash equivalents of $251.2 million as of December 31, 2022. From its inception through December 31, 2022, the Company has financed its operations primarily through the sale of common stock and private placements of its convertible preferred stock.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accounting estimates and management judgments reflected in the financial statements include: normal recurring accruals, including the accrual of research and development expenses and stock-based compensation. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may materially differ from these estimates and assumptions.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the nature of the instruments held in the depository institutions.

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

The carrying amounts of all cash and cash equivalents, prepaid and other current assets, restricted cash, accounts payable, and accrued and other current liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2022, the Company had cash and cash equivalents balances deposited at major financial institutions.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2022 and 2021 was $1.0 million and $0.2 million, respectively, which consisted of collateral for letters of credit related to the Company’s operating leases which are considered a non-current asset on the balance sheets.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years, or the remaining term of the lease).

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years December 31, 2022 and 2021.

Accrued Research and Development Expense

Research and development expenses consist of external and internal costs associated with the Company’s research and development activities, including its discovery and research efforts and the preclinical and clinical development of its product candidates. Research and development costs are expensed in the period incurred.

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. The Company holds discussions with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. Nonrefundable advance payments for goods and services, including fees for process development, are deferred and recognized as expense in the period that the related goods are consumed, or services are performed.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the statements of operations and comprehensive loss.

Leases

The Company has operating leases for office and lab space. At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset (ROU) upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease.

Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding ROUs are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. The Company excludes short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election.

Certain adjustments to the ROU may be required for items such as payments made at or before the commencement date, initial direct costs paid or lease incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate (IBR), determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. In measuring the ROU assets and lease liabilities, the Company has elected to combine lease and non-lease components.

Operating ROU assets are reflected in ROU assets in the accompanying balance sheets. Operating lease liabilities are reflected in leases liabilities, current and noncurrent in the accompanying balance sheets.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee equity awards, estimated in accordance with the applicable accounting guidance, and, for those awards subject only to service conditions, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. The Company recognizes stock-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. If the achievement of performance conditions is no longer deemed probable, previously recognized compensation cost is reversed. For awards with performance and service conditions, the Company begins recording share-based compensation when achieving the performance criteria is probable and recognizes the costs using the accelerated attribution method. The Company recognizes forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend. Options granted have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and Company's own volatility. The comparable companies are chosen based on their size and stage in the life cycle. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future, and therefore has estimated the dividend yield to be zero.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date.

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

As of December 31, 2022 and 2021, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of December 31, 2022, the Company had no accrued interest or penalties.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss was the same as its reported net loss for all periods presented.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include unvested common stock, unvested common stock upon early exercise of stock options and outstanding stock options under the Company’s equity incentive plan and have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

The Company previously entered into a consulting agreement with van den Boom & Associates, LLC (van den Boom & Associates), a professional services firm contracted to provide resources to assist with day-to-day accounting functions. Services provided under the agreement with van den Boom & Associates are billed at hourly rates. On April 16, 2021, Ms. van den Boom, the managing partner of van den Boom & Associates, entered into an employment agreement with the Company whereby she became its Chief Financial Officer. Van den Boom & Associates is considered a related party under FASB ASC 850 from the point in which Ms. van den Boom became a Company officer. On October 28, 2022, Ms. van den Boom informed the Company of her intent to resign as the Chief Financial Officer, effective December 31, 2022. From the date of the employment agreement with Ms. van den Boom to December 31, 2021, van den Boom & Associates rendered contracted services totaling approximately $0.5 million. For the year ended December 31, 2022, van den Boom & Associated rendered contracted services totaling approximately $0.8 million.

Recently Adopted Accounting Principles

There were no accounting principles adopted during the year ended December 31, 2022, which had a material impact on the financial statements.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements that would materially impact the Company's financial statements and related disclosures for the years ended December 31, 2022 and 2021. Although there were several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

Assets measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements Using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money Market Funds	$240.7	$240.7	$—	$—

		Fair Value Measurements Using
	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money Market Funds	$291.7	$291.7	$—	$—

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Equipment	$1,119	$870
Computers and software	181	109
Leasehold improvements	156	141
Furniture and fixtures	82	76
	1,538	1,196
Less: accumulated depreciation	(461)	(169)
Total property and equipment, net	$1,077	$1,027

The Company recognized $296,000 and $140,000 in depreciation expense for the years ended December 31, 2022 and 2021, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued payroll and other employee benefits	$2,854	$1,278
Accrued research and development	1,028	1,257
Accrued legal and professional fees	94	61
Accrued other general and administrative fees	440	219
Total accrued and other current liabilities	$4,416	$2,815

6. Stockholders' Equity and Convertible Preferred Stock

Convertible Preferred Stock

In January 2020 and February 2021, the Company issued, at each date, 2,848,486 shares of Series A convertible preferred stock at a price of $8.25 per share resulting in net proceeds of $23.3 million and $23.5 million, respectively, excluding issuance costs of $0.2 million and $5,000, respectively.

In March 2021, the Company issued 3,874,793 shares of Series B convertible preferred stock, at a price of $27.4337 per share, resulting in net proceeds of $106.1 million excluding issuance costs of $0.2 million.

In September 2021, upon completion of the IPO, all of the Company’s shares of convertible preferred stock converted into 26,228,089 shares of common stock.

Common Stock

Common stock reserved for future issuance consisted of the following:

	December 31,
	2022	2021
Common stock options granted and outstanding	5,890,869	3,771,516
Shares available for future issuance under the 2021 Incentive Award Plan	4,339,373	4,384,274
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	759,442	380,000
Total common stock reserved for future issuance	10,989,684	8,535,790

On October 3, 2022, the Company entered into the Sales Agreement with the Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. During the year ended December 31, 2022, no shares of common stock were issued and sold pursuant to the Sales Agreement.

Restricted Stock

Since inception, the Company has issued 2,820,560 shares of restricted common stock at a price of $0.0001 per share to certain founders of the Company (Founders Stock). The Company maintains a repurchase right whereby the shares of Founders Stock are released from such repurchase right over a period of time of continued service by the recipient. Any shares subject to repurchase by the Company are not deemed to be outstanding, for accounting purposes, until those shares vest. Unvested outstanding Founders Stock as of December 31, 2022 and

2021 were 3,828 and 495,170 shares, respectively. The amount recorded as liabilities associated with shares issued with repurchase rights were immaterial as of December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, 491,342 and 496,008 shares vested in each period and the Company recognized $0.3 million of stock-based compensation expense for each period related to the awards. As of December 31, 2022, the total unrecognized compensation expense related to unvested Founders Stock was immaterial.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. In addition to the 4,537,850 reserved shares, the number of shares reserved under the 2021 Plan also included 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan as of immediately prior to the effectiveness of the 2021 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2020 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan will automatically increase on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2022, the number of shares reserved for issuance under the 2021 Plan was increased to 7,696,809 shares. As of December 31, 2022, 4,339,373 shares were authorized for issuance under the 2021 Plan, inclusive of shares added from cancellations under the 2020 Plan.

A summary of the Company’s stock option activity for the year ended December 31, 2022 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,771,516	$9.18	9.3	$28,901
Granted	2,685,077	$7.71
Exercised	(52,357)	$4.90
Cancelled	(513,367)	$14.84
Outstanding at December 31, 2022	5,890,869	$7.91	8.8	$13,492
Exercisable at December 31, 2022	1,623,928	$6.80	8.3	$6,211
Vested and expected to vest as of December 31, 2022	5,890,869	$7.91	8.8	$13,492

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions (excluding option modifications):

Year Ended December 31,
	2022	2021
Stock Options:
Stock price	$5.38 - 12.57	$0.99 - 24.15
Risk-free rate of interest	1.6 - 4.3%	0.8 - 1.4%
Expected term (years)	5.1 - 6.1	5.0 - 6.1
Expected stock price volatility	82.3 - 90.4%	88.2 - 99.9%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expense	$4,914	$1,341
General and administrative expense	5,674	1,546
Total	$10,588	$2,887

The weighted-average grant date fair value of options granted for the years ended December 31, 2022 and 2021 was $5.62 and $7.74 per share, respectively.

During the year ended December 31, 2022, 96,431 performance-based stock options vested upon the achievement of the performance condition. The Company recorded $1.2 million of compensation expense relating to the vested performance-based stock options for the year ended December 31, 2022.

For the year ended December 31, 2022, forfeitures resulted in the reversal of compensation expense totaling $1.2 million, of which $1.0 million related to compensation expense for performance-based options, previously recorded in 2022. An aggregate of 93,388 performance-based stock options were forfeited as the related performance conditions were not achieved.

Forfeitures resulting in the reversal of compensation expense were immaterial for the year ended December 31, 2021.

As of December 31, 2022, the unrecognized compensation cost related to options was $23.3 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

Option Modifications

During the year ended December 31, 2022, two executive officers' options were modified. The changes resulted in the recognition of additional stock-based compensation expense of $2.0 million recorded within general and administrative expenses, including $1.2 million related to accelerated vesting pursuant to the executive’s original employment agreement and incremental stock-based compensation expense of $0.8 resulting from modified option terms.

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved and adopted the 2021 Employee Stock Purchase Plan (ESPP). The ESPP was subsequently approved by the stockholders on September 7, 2021. The ESPP became effective on the business day immediately prior to the effective date of the Company’s first registration statement. A total of 380,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the ESPP. In addition, the number of shares of the Company’s common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2022, the number of shares reserved for issuance under the 2021 Employee Stock Purchase Plan was increased to 805,361 shares.

The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is twenty-four months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the years ended December 31, 2022 and 2021, the Company issued 45,919 and 0 shares, respectively, of common stock in connection with the ESPP. As of December 31, 2022, there were 759,442 shares available for future purchase under the ESPP.

The Company estimated the fair value of shares purchased under the ESPP, using the Black-Scholes valuation model. The fair value of shares purchased under the ESPP was estimated using the following assumptions:

	Year Ended December 31,
	2022	2021
Stock Options:
Stock price	$7.74 - 11.03	$16.00
Risk-free rate of interest	0.9 - 4.0%	0.0 - 0.3%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	74.7 - 89.8%	69.7 - 92.4%
Dividend yield	—	—

During the years ended December 31, 2022 and 2021, the Company recognized compensation expense of $0.4 million and $0.1 million, respectively, related to the ESPP. As of December 31, 2022, the remaining unrecognized compensation expense related to the ESPP was $0.5 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.1 years.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2022 and 2021, 277,081 and 599,878 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of December 31, 2022 and 2021, the Company recorded $0.2 million and $0.4 million, respectively, associated with early exercised stock options in other long-term liabilities.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(55,325)	$(26,294)
Denominator:
Weighted-average common shares outstanding	42,627,825	15,206,879
Less: weighted-average unvested restricted common stock subject to repurchase	(269,174)	(732,418)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(474,746)	(693,915)
Weighted-average shares used to compute net loss per common share, basic and diluted	41,883,904	13,780,546
Net loss per share, basic and diluted	$(1.32)	$(1.91)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of December 31,
	2022	2021
Unvested restricted common stock subject to repurchase	3,828	495,170
Unvested common stock upon early exercise of stock options	277,081	599,878
Options to purchase common stock	5,890,869	3,771,516
	6,171,778	4,866,564

9. Income Taxes

The following is a reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Expected tax benefit at statutory rate	$(11,618)	$(5,392)
State income tax, net of federal benefit	(58)	(1,661)
Officers compensation	598	28
Permanent items and other	707	86
Research credits	(2,093)	(680)
Change in valuation allowance	12,466	7,620
Provision for income taxes	$2	$1

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$11,596	$9,297
Capitalized research and development	7,097	—
Tax credits	2,958	874
Stock compensation	1,016	239
Other, net	1,090	470
Total deferred tax assets	23,757	10,880
Valuation allowance	(23,085)	(10,618)
Deferred tax assets, net of valuation allowance	672	262
Deferred tax liabilities:
Depreciation	(151)	(37)
Right of use assets	(521)	(225)
Total deferred tax liabilities	(672)	(262)
Net deferred tax assets / (liabilities)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $23.1 million as of December 31, 2022 as management cannot conclude that it is more likely than not that certain deferred tax assets will be realized primarily due to the history of losses from inception. The Company increased its valuation allowance by approximately $12.5 million during the year ended December 31, 2022.

At December 31, 2022, the Company had federal and state tax loss carry forwards of approximately $46.0 million and $35.9 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. Of the amount of federal and state net operating loss carryforwards, $46.0 million and $1.1 million, respectively, can be carried forward indefinitely. Unless previously utilized, certain state net operating losses will begin to expire in 2038.

In accordance with the 2017 Tax Cuts and Jobs Act, research and experimental (R&E) expenses under Internal Revenue Code (IRC) Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. The Company has capitalized R&E expenses in its current tax provision pursuant to the IRC Section 174.

At December 31, 2022, the Company has federal and California research and development tax credits of $2.7 million and $1.3 million, respectively. The federal research and development tax credits begin to expire in 2038 unless previously utilized. The California research and development tax credits carry forward indefinitely.

Pursuant to the IRC Sections 382 and 383, annual use of the Company’s NOL and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes have occurred or occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

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

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2022 and 2021, respectively (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance at January 1	$1,142	$91
Additions related to current year positions	366	312
Additions related to prior year positions	66	739
Ending balance at December 31	$1,574	$1,142

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

The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheet as of December 31, 2022 and has not recognized interest or penalties in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021. Further, the Company is not currently under examination by any federal, state or local tax authority.

The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Some of the more significant provisions are removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. As of December 31, 2022, the Company has not recorded any material adjustments to its income tax provision related to the provisions within the CARES Act. The Company will continue to analyze the impact that the CARES Act will have, if any, on its financial position, results of operations or cash flows.

10. Leases

The Company has operating leases for its office and laboratory space, including its corporate headquarters.

In August 2020, the Company entered into a lease agreement for approximately 4,734 square feet of office and lab space at 2656 State Street in Carlsbad, California, for the Company’s headquarters (the Original Lease). The Original Lease commenced in May 2021, and had an original term of 60 months, with an option to extend for two additional 36 month periods. The lease agreement required the Company to provide a letter of credit for $0.2 million that is collateralized with cash that is recorded as restricted cash in the accompanying balance sheet. Additionally, in connection with the Original Lease, the Company paid a security deposit of approximately $21,000.

In March 2022, the Company entered into an agreement (the Expansion Lease) for an additional office and laboratory space. The Expansion Lease is expected to commence in the second half of 2023 and projected lease payments over the life of the lease are expected to be $5.5 million with a lease expiration of 120 months after the commencement of the Expansion Lease. The Company has an option to renew the Expansion Lease and its existing operating lease, which has the same lessor and has been amended to have the same lease term as the Expansion Lease for two additional thirty-six month periods.

In March 2022, the Original Lease was amended to extend the lease term to 120 months from the commencement of the Expansion Lease.

As the Company was not reasonably certain to exercise either the amended the Original Lease or the Expansion lease options at lease commencement, neither option was recognized as part of the associated operating lease ROU asset or liability.

Cash paid for amounts included in the measurement of lease liabilities was $0.3 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

The components of lease expense include operating, finance, short-term, and variable lease costs. Amortization is recorded in research and development expenses and interest expense is recorded in other expenses in the statements of operations and comprehensive loss. Components of lease cost for the years ended December 31, 2022 and 2021, respectively, follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$322	$331
Finance lease cost
Amortization of ROU assets	—	5
Short-term lease cost	81	73
Variable lease cost	56	16
Total Lease Cost	$459	$420

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of December 31,
Year ending December 31,
2023	$300
2024	309
2025	318
2026	328
Thereafter	2,381
Total minimum lease payments (1)	3,636
Less: amount representing interest	(1,014)
Present value of lease liabilities	2,622
Less: current portion of lease liabilities	(140)
Lease liabilities, noncurrent	$2,482

(1) Excludes $5.5 million of legally binding minimum lease payments for leases not yet commenced

	December 31,
	2022	2021
Weighted-average remaining lease term (years) - operating leases	10.5	4.6
Weighted-average incremental borrowing rate - operating leases	6.50%	7.50%

11. Commitments and Contingencies

Other Funding Commitments

As of December 31, 2022, the Company had ongoing clinical and pre-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Guarantees

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, contract research organizations and clinical sites. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party under the terms of the contract, including as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2022, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

12. Employee Benefits

The Company offers a 401(k) plan (401(k) Plan) for all employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. The Company did not make any matching employer contributions to the 401(k) Plan for the years ended December 31, 2022 and 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the SEC)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management assessed our internal control over financial reporting as of December 31, 2022, and based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the Definitive Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation				X
3.2	Amended and Restated Bylaws	8-K	9/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Description of Registered Securities	10-K	3/3/22	4.3
10.1#	Tyra Biosciences, Inc. 2020 Equity Incentive Plan and form of stock option agreement thereunder	S-1	8/20/21	10.1
10.2#	Tyra Biosciences, Inc. 2021 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	9/9/21	10.2
10.3#	Tyra Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	9/9/21	10.3
10.4#	Non-Employee Director Compensation Program	S-1/A	9/9/21	10.4
10.5#	Tyra Biosciences, Inc. Annual Bonus Plan				X
10.6#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Todd Harris and the Registrant	S-1	8/20/21	10.12
10.7#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Daniel Bensen and the Registrant	S-1	8/20/21	10.13
10.8#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Esther van den Boom and the Registrant	S-1	8/20/21	10.14
10.9#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Ronald Swanson and the Registrant	S-1	8/20/21	10.15
10.10#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Hiroomi Tada and the Registrant	S-1	8/20/21	10.16
10.11#	Amended and Restated Employment Agreement, dated August 18, 2021, by and between Robert Hudkins and the Registrant	S-1	8/20/21	10.17
10.12#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Piyush Patel and the Registrant	S-1	8/20/21	10.18
10.13#	Employment Letter Agreement, dated May 16, 2022, by and between Ali Fawaz and the Registrant	10-Q	8/4/2022	10.1
10.14#	Employment Letter Agreement, dated December 31, 2022, by and between Alan Fuhrman and the Registrant				X
10.15#	Form of Indemnification Agreement for Directors and Officers	S-1	8/20/21	10.20
10.16	Consulting Agreement, dated January 1, 2023, by and between Esther van den Boom and the Registrant				X
10.17	Office Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated August 5, 2020	S-1	8/20/21	10.19

10.18	First Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated March 2, 2022	10-K	3/3/22	10.14
10.19	Second Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated December 20, 2022				X
10.20	Office Lease, between the Registrant and Fabric 2676 State Street, LLC, a California limited liability company, dated March 2, 2022	10-K	3/3/22	10.15
10.21	First Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated May 16, 2022				X
10.22	Second Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated January 6, 2023				X
10.23	ATM Sales Agreement, dated October 3, 2022, by and between Virtu Americas LLC and the Registrant	8-K	10/3/22	1.1
23.1	Consent of independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)				X

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

Date: March 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd Harris, Ph.D.	President, Chief Executive Officer and Director	March 22, 2023
Todd Harris, Ph.D.	(principal executive officer)

/s/ Alan Fuhrman	Chief Financial Officer	March 22, 2023
Alan Fuhrman	(principal financial and accounting officer)

/s/ Isan Chen, M.D.	Director	March 22, 2023
Isan Chen, M.D.

/s/ Gilla Kaplan, Ph.D.	Director	March 22, 2023
Gilla Kaplan, Ph.D.

/s/ Nina Kjellson	Director	March 22, 2023
Nina Kjellson

/s/ Melissa McCracken, Ph.D.	Director	March 22, 2023
Melissa McCracken, Ph.D.

/s/ Robert More	Director	March 22, 2023
Robert More

/s/ Jake Simson, Ph.D.	Director	March 22, 2023
Jake Simson, Ph.D.

/s/ Siddarth Subramony, Ph.D.	Director	March 22, 2023
Siddarth Subramony, Ph.D.

/s/ Rehan Verjee	Director	March 22, 2023
Rehan Verjee