Form 10-Q
period 2023-03-31
Tyra Biosciences, Inc.
filed 2023-05-04
CIK 1863127

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 42,561,733 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Tyra Biosciences, Inc.
Balance Sheets

(in thousands, except share and par value data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$241,701	$251,213
Prepaid and other current assets	5,008	6,075
Total current assets	246,709	257,288
Restricted cash	1,000	1,000
Property and equipment, net	1,048	1,077
Right-of-use asset	2,424	2,466
Other long-term assets	3,874	4,350
Total assets	$255,055	$266,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,280	$1,145
Lease liabilities, current	144	140
Accrued and other current liabilities (including related party amounts of $0 and $59, respectively)	2,258	4,416
Total current liabilities	3,682	5,701
Lease liabilities, noncurrent	2,444	2,482
Other long-term liabilities	139	169
Total liabilities	6,265	8,352
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 42,762,501 and 42,634,459 shares issued at March 31, 2023 and December 31, 2022, respectively, and 42,535,374 and 42,353,550 shares outstanding at March 31, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	356,362	353,521
Accumulated deficit	(107,576)	(95,696)
Total stockholders’ equity	248,790	257,829
Total liabilities and stockholders’ equity	$255,055	$266,181

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.
Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$10,408	$9,645
General and administrative (including related party amounts of $0 and $210, respectively)	3,926	5,189
Total operating expenses	14,334	14,834
Loss from operations	(14,334)	(14,834)
Other income (expense):
Interest income	2,455	18
Other expense	(1)	(10)
Total other income	2,454	8
Net loss and comprehensive loss	$(11,880)	$(14,826)
Net loss per share, basic and diluted	$(0.28)	$(0.36)
Weighted-average shares used to compute net loss per share, basic and diluted	42,394,623	41,551,713

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.

Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	41,441,135	$4	$342,104	$(40,371)	$301,737
Issuance of common stock under benefit plans	28,951	—	238	—	238
Vesting of shares of common stock subject to repurchase	226,478	—	63	—	63
Stock-based compensation	—	—	3,972	—	3,972
Net loss	—	—	—	(14,826)	(14,826)
Balance at March 31, 2022	41,696,564	$4	$346,377	$(55,197)	$291,184

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,353,550	$4	$353,521	$(95,696)	$257,829
Issuance of common stock under benefit plans	129,669	—	376	—	376
Vesting of shares of common stock subject to repurchase	52,155	—	32	—	32
Stock-based compensation	—	—	2,433	—	2,433
Net loss	—	—	—	(11,880)	(11,880)
Balance at March 31, 2023	42,535,374	$4	$356,362	$(107,576)	$248,790

See accompanying notes to unaudited financial statements.

Tyra Biosciences, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,880)	$(14,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	64
Stock-based compensation	2,433	3,972
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,530	299
Accounts payable, accrued expenses and other liabilities (including related party amounts of $0 and $22, respectively)	(2,022)	1,560
Right-of-use assets and lease liabilities, net	9	4
Net cash used in operating activities	(9,847)	(8,925)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(239)
Net cash used in investing activities	(41)	(239)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	376	238
Net cash provided by financing activities	376	238
Net cash decrease for the period	(9,512)	(8,926)
Cash, cash equivalents and restricted cash at beginning of the period	252,213	302,425
Cash, cash equivalents and restricted cash at end of the period	$242,701	$293,499
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$241,701	$292,499
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$242,701	$293,499
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for lease liability	$—	$1,547
Non-cash investing activities:
Purchases of equipment included in accounts payable	—	17

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The balance sheet at March 31, 2023 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2023, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of both March 31, 2023 and December 31, 2022 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases which are considered a non-current asset on the balance sheets.

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

The Company previously entered into a consulting agreement with van den Boom & Associates, LLC (van den Boom & Associates), a professional services firm contracted to provide resources to assist with day-to-day accounting functions. Services provided under the agreement with van den Boom & Associates are billed at hourly rates. On April 16, 2021, Ms. van den Boom, the managing partner of van den Boom & Associates, entered into an employment agreement with the Company whereby she became its Chief Financial Officer. Van den Boom & Associates is considered a related party under FASB ASC 850 from the point in which Ms. van den Boom became a Company officer. On October 28, 2022, Ms. van den Boom informed the Company of her intent to resign as the Chief Financial Officer, effective December 31, 2022. Effective January 1, 2023, van den Boom & Associates is no longer considered a related party.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. In November 2019, the FASB issued ASU No. 2019-10, which changed the effective date of ASU 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods. This update was effective for the Company beginning January 1, 2023. The adoption of this new standard did not have a material impact on the Company's financial statements.

There were no other significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2022 and 2021 to the recently issued accounting standards for the three months ended March 31, 2023. Although there were several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

Assets measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements Using
	As of March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money Market Funds	239.7	$239.7	$—	$—

		Fair Value Measurements Using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money Market Funds	$240.7	$240.7	$—	$—

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$1,150	$1,119
Computers and software	181	181
Leasehold improvements	165	156
Furniture and fixtures	96	82
	1,592	1,538
Less: accumulated depreciation	(544)	(461)
Total property and equipment, net	$1,048	$1,077

The Company recognized $83,000 and $64,000 in depreciation expense for the three months ended March 31, 2023 and 2022, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and other employee benefits	$863	$2,854
Accrued research and development	986	1,028
Accrued legal and professional fees	79	94
Accrued other general and administrative fees	330	440
Total accrued and other current liabilities	$2,258	$4,416

6. Stockholders' Equity

Common Stock

Common stock reserved for future issuance consisted of the following:

	March 31, 2023	December 31, 2022
Common stock options granted and outstanding	6,126,093	5,890,869
Shares available for future issuance under the 2021 Incentive Award Plan	6,138,644	4,339,373
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,153,344	759,442
Total common stock reserved for future issuance	13,418,081	10,989,684

On October 3, 2022, the Company entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of March 31, 2023, no shares of common stock were issued and sold pursuant to the Sales Agreement.

Restricted Stock

Since inception, the Company has issued 2,820,560 shares of restricted common stock at a price of $0.0001 per share to certain founders of the Company (Founders Stock). The Company maintains a repurchase right whereby the shares of Founders Stock are released from such repurchase right over a period of time of continued service by the recipient. Any shares subject to repurchase by the Company are not deemed to be outstanding, for accounting purposes, until those shares vest. Unvested outstanding Founders Stock as of March 31, 2023 and December 31, 2022 were 3,175 and 3,828 shares, respectively. The amount recorded as liabilities associated with shares issued with repurchase rights were immaterial as of March 31, 2023 and December 31, 2022.

For the three months ended March 31, 2023 and 2022, 654 and 122,470 shares vested in each period and the Company recognized $5,000 and $73,000 of stock-based compensation expense for each period related to the Founders Stock, respectively. As of March 31, 2023, the total unrecognized compensation expense related to unvested Founders Stock was immaterial.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan. In addition to 4,537,850 reserved shares, the number of shares reserved under the 2021 Plan also included 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan as of immediately prior to the effectiveness of the 2021 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2020 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2022, the number of shares reserved for issuance under the 2021 Plan was increased to 7,696,809 shares and on January 1, 2023, the number of shares reserved for issuance under the 2021 Plan was increased to 9,828,531 shares. As of March 31, 2023, 6,138,644 shares were authorized for issuance under the 2021 Plan, inclusive of shares added from cancellations under the 2020 Plan.

A summary of the Company’s stock option activity for the period ended March 31, 2023 is as follows (in thousands, expect share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,890,869	$7.91	8.8	$13,492
Granted	541,300	$8.55
Exercised	(97,227)	$1.68
Cancelled	(208,849)	$11.68
Outstanding at March 31, 2023	6,126,093	$7.94	8.5	$55,897
Exercisable at March 31, 2023	1,975,304	$7.06	7.5	$20,377
Vested and expected to vest as of March 31, 2023	6,126,093	$7.94	8.5	$55,897

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions (excluding option modifications):

Three Months Ended March 31,
	2023	2022
Stock Options:
Stock price	$7.07 - 13.20	$10.96 - 12.31
Risk-free rate of interest	3.5 - 4.2%	1.6 - 2.0%
Expected term (years)	6.0 - 6.1	6.0 - 6.1
Expected stock price volatility	89.2 - 89.7%	86.4 - 90.4%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expense	$1,460	$1,478
General and administrative expense	973	2,494
Total	$2,433	$3,972

During the period ended March 31, 2022, the Company recognized $1.2 million additional stock-based compensation expense within general and administrative expenses related to accelerated vesting of options of a former executive.

The weighted-average grant date fair value of options granted for the three months ended March 31, 2023 and 2022 was $6.51 and $8.52 per share, respectively.

Forfeitures resulting in the reversal of compensation expense were immaterial for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, the unrecognized compensation cost related to outstanding employee and nonemployee options was $24.5 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors and stockholders approved and adopted the 2021 Employee Stock Purchase Plan (ESPP). The ESPP became effective on the business day immediately prior to the effective date of the Company’s first registration statement. A total of 380,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the ESPP. In addition, the number of shares of the Company’s common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2022, the number of shares reserved for issuance under the ESPP was increased to 805,361 shares and on January 1, 2023, the number of shares reserved for issuance under the ESPP was increased to 1,231,705 shares.

The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the three months ended March 31, 2023 and 2022, the Company issued 32,442 and 27,518 shares, respectively, of common stock in connection with the ESPP. As of March 31, 2023, there were 1,153,344 shares available for future purchase under the ESPP.

The Company estimated the fair value of shares purchased under the ESPP, using the Black-Scholes valuation model. The fair value of shares purchased under the ESPP was estimated using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Stock Options:
Stock price	$14.77	$11.03
Risk-free rate of interest	4.1 - 4.9%	0.9 - 2.0%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	99.2 - 122.5%	80.7 - 89.8%
Dividend yield	—	—

During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively, related to the ESPP. As of March 31, 2023, the remaining unrecognized compensation expense related to the ESPP was $0.7 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.4 years.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options prior to the IPO. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2023 and December 31, 2022, 225,581 and 277,081 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded $0.1 million and $0.2 million, respectively, associated with early exercised stock options in other long-term liabilities.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(11,880)	$(14,826)
Denominator:
Weighted-average common shares outstanding	42,690,767	42,585,657
Less: weighted-average unvested restricted common stock subject to repurchase	(3,274)	(454,163)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(292,870)	(579,781)
Weighted-average shares used to compute net loss per common share, basic and diluted	42,394,623	41,551,713
Net loss per share, basic and diluted	$(0.28)	$(0.36)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of March 31,
	2023	2022
Unvested restricted common stock subject to repurchase	3,175	372,700
Unvested common stock upon early exercise of stock options	225,581	495,870
Options to purchase common stock	6,126,093	3,844,194
	6,354,849	4,712,764

9. Leases

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

In March 2022, the Company entered into an agreement for an additional office and laboratory space (the Expansion Lease). The Expansion Lease is expected to commence in the second half of 2023 and projected lease payments over the life of the lease are expected to be $5.5 million with a lease expiration of 120 months after the commencement of the Expansion Lease. The Original Lease was amended to have the same lease expiration as the Expansion Lease. The Company has an option to renew the Expansion Lease and the Original Lease, which has the same lessor and has been amended to have the same option to extend for two additional 36 month periods.

The Company did not include the renewal periods in determining the lease term, as the Company was not reasonably certain to exercise either the amended Original Lease or the Expansion Lease renewal options.

In connection with the Company's lease agreements, the Company paid security deposits of $0.1 million and is required to maintain a letter of credit of $1.0 million until 2027 at which time it can be reduced to $0.5 million throughout the end of the lease term.

Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the statements of operations and comprehensive loss. Components of lease cost for the three months ended March 31, 2023 and 2022, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$83	$73
Short-term lease cost	22	20
Variable lease cost	14	16
Total lease cost	$119	$109

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of March 31,
Year ending December 31,
2023 (remaining nine months)	$225
2024	309
2025	318
2026	328
2027	337
Thereafter	2,044
Total minimum lease payments (1)	3,561
Less: amount representing interest	(973)
Present value of lease liabilities	2,588
Less: current portion of lease liabilities	(144)
Lease liabilities, noncurrent	$2,444

(1) Excludes $5.5 million of legally binding minimum lease payments for leases not yet commenced

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years) - operating leases	10.3	10.5
Weighted-average incremental borrowing rate - operating leases	6.50%	6.50%

10. Commitments and Contingencies

Other Funding Commitments

As of March 31, 2023, the Company had ongoing clinical and pre-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2023, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report).

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing and phase of development, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the potential to develop product candidates and the safety and therapeutic benefits of our product candidates, our ability to commercialize our product candidates, if approved, the impact on our business from the COVID-19 pandemic and other epidemic diseases on our business, the pricing and reimbursement of our product candidates, if approved, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the three months ended March 31, 2023 and 2022 were $11.9 million and $14.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $107.6 million. As of March 31, 2023, we had cash and cash equivalents of $241.7 million.

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

Components of Results of Operations

Operating Expenses

Research and Development Expenses

To date, our research and development expenses consist primarily of external and internal costs related to the development of our SNÅP platform and our product candidates and development programs. Our research and development expenses primarily include:

•
external costs, including:
•
expenses incurred in connection with conducting clinical trials, including investigator grants and site payments for time and pass-through expenses and expenses incurred under agreements with contract research organizations (CROs), central laboratories and other vendors and service providers engaged to conduct our trials;

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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, including the COVID-19 pandemic or other epidemic diseases;
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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation charges, for personnel in executive and administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, professional fees for accounting, tax and consulting services and insurance costs. We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities, manufacturing activities, and the increased costs associated with operating as a public company. These increased costs will likely include increased expenses related to hiring of additional personnel, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and the Securities and Exchange Commission (SEC) requirements, director and officer insurance costs, and investor and public relations costs.

Other Income and Expenses

Other income (expense) consists primarily of interest income from our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$10,408	$9,645	$763
General and administrative	3,926	5,189	(1,263)
Total operating expenses	14,334	14,834	(500)
Loss from operations	(14,334)	(14,834)	500
Other income (expense):
Interest income	2,455	18	2,437
Other expense	(1)	(10)	9
Total other income	2,454	8	2,446
Net loss and comprehensive loss	$(11,880)	$(14,826)	$2,946

Research and Development Expenses

Research and development expenses were $10.4 million and $9.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $0.8 million was primarily due to higher personnel-related costs.

The following table summarizes our research and development expenses by development program for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
External research and development expense by program
TYRA-300 ONC	$2,006	$2,292
TYRA-200	717	1,007
TYRA-300 ACH	150	228
RET	462	1,466
FGFR4	566	486
Other development programs	1,932	463
Unallocated research and development expense
Other research and development	932	599
Compensation and stock-based compensation	3,643	3,104
Total research and development expense	$10,408	$9,645

General and Administrative Expenses

General and administrative expenses were $3.9 million and $5.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $1.3 million was primarily due to decreases of $1.5 million in compensation and stock-based compensation costs, partially offset by increase of $0.2 million in other operating expenses.

Other Income

Other income was $2.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.4 million was primarily related to an increase in interest rate return on our cash and cash equivalents.

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

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(9,847)	$(8,925)
Net cash used in investing activities	(41)	(239)
Net cash provided by financing activities	376	238
Net cash decrease for the period	$(9,512)	$(8,926)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $9.8 million, consisting primarily of our net loss of $11.9 million, adjusted for $2.5 million of non-cash charges primarily related to stock-based compensation expense and $0.4 million for net changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2022 was $8.9 million, consisting primarily of our net loss of $14.8 million, adjusted for $4.0 million of non-cash charges primarily related to stock-based compensation expense and $1.9 million for net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $41,000 and $0.2 million, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.2 million, respectively, primarily related to proceeds from issuances of common stock under benefit plans.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2023 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

As of March 31, 2023, total future aggregate operating lease commitments were $9.0 million, including payments on leases not yet commenced, with approximately $0.5 million due in 2023, and the remaining due in periods from 2024 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2022 Annual Report.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our 2022 Annual Report.

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

As of March 31, 2023, we estimate that we have used approximately $71.4 million of the proceeds from our IPO for general corporate purposes, including to fund the development of TYRA-300, TYRA-200 and our other development programs. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Amended and Restated Bylaws	8-K	9/17/21	3.2
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TYRA BIOSCIENCES, INC.

Date: May 4, 2023	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)