Form 10-Q
period 2023-06-30
Tyra Biosciences, Inc.
filed 2023-08-10
CIK 1863127

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 43,010,692 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$232,413	$251,213
Prepaid and other current assets	8,333	6,075
Total current assets	240,746	257,288
Restricted cash	1,000	1,000
Property and equipment, net	1,054	1,077
Right-of-use assets	6,346	2,466
Other long-term assets	866	4,350
Total assets	$250,012	$266,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,440	$1,145
Lease liabilities, current	144	140
Accrued and other current liabilities (including related party amounts of $0 and $59, respectively)	3,821	4,416
Total current liabilities	5,405	5,701
Lease liabilities, noncurrent	5,927	2,482
Other long-term liabilities	108	169
Total liabilities	11,440	8,352
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 42,994,630 and 42,634,459 shares issued at June 30, 2023 and December 31, 2022, respectively, and 42,817,233 and 42,353,550 shares outstanding at June 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	359,416	353,521
Accumulated deficit	(120,848)	(95,696)
Total stockholders’ equity	238,572	257,829
Total liabilities and stockholders’ equity	$250,012	$266,181

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$12,162	$12,047	$22,570	$21,692
General and administrative (including related party amounts of $0, $186, $0 and $396, respectively)	3,852	3,381	7,778	8,570
Total operating expenses	16,014	15,428	30,348	30,262
Loss from operations	(16,014)	(15,428)	(30,348)	(30,262)
Other income (expense):
Interest income	2,763	346	5,218	364
Other expense	(21)	(13)	(22)	(23)
Total other income	2,742	333	5,196	341
Net loss and comprehensive loss	$(13,272)	$(15,095)	$(25,152)	$(29,921)
Net loss per share, basic and diluted	$(0.31)	$(0.36)	$(0.59)	$(0.72)
Weighted-average shares used to compute net loss per share, basic and diluted	42,589,213	41,777,206	42,492,377	41,665,155

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	41,441,135	$4	$342,104	$(40,371)	$301,737
Issuance of common stock under benefit plans	28,951	—	238	—	238
Vesting of shares of common stock subject to repurchase	226,478	—	63	—	63
Stock-based compensation	—	—	3,972	—	3,972
Net loss	—	—	—	(14,826)	(14,826)
Balance at March 31, 2022	41,696,564	$4	$346,377	$(55,197)	$291,184
Issuance of common stock under benefit plans	15,247	—	34	—	34
Vesting of shares of common stock subject to repurchase	191,299	—	42	—	42
Stock-based compensation	—	—	2,688	—	2,688
Net loss	—	—	—	(15,095)	(15,095)
Balance at June 30, 2022	41,903,110	$4	$349,141	$(70,292)	$278,853

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,353,550	$4	$353,521	$(95,696)	$257,829
Issuance of common stock under benefit plans	129,669	—	376	—	376
Vesting of shares of common stock subject to repurchase	52,155	—	32	—	32
Stock-based compensation	—	—	2,433	—	2,433
Net loss	—	—	—	(11,880)	(11,880)
Balance at March 31, 2023	42,535,374	$4	$356,362	$(107,576)	$248,790
Issuance of common stock under benefit plans	230,502	—	494	—	494
Vesting of shares of common stock subject to repurchase	51,357		31		31
Stock-based compensation	—	—	2,529	—	2,529
Net loss	—	—	—	(13,272)	(13,272)
Balance at June 30, 2023	42,817,233	$4	$359,416	$(120,848)	$238,572

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,152)	$(29,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	132
Stock-based compensation	4,962	6,660
Loss on disposal of property and equipment	3	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,337	(5,083)
Accounts payable, accrued expenses and other liabilities (including related party amounts of $0 and $20, respectively)	(350)	2,102
Right-of-use assets and lease liabilities, net	(431)	15
Net cash used in operating activities	(19,462)	(26,093)
Cash flows from investing activities:
Purchases of property and equipment	(84)	(490)
Net cash used in investing activities	(84)	(490)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	746	265
Net cash provided by financing activities	746	265
Net cash decrease for the period	(18,800)	(26,318)
Cash, cash equivalents and restricted cash at beginning of the period	252,213	302,425
Cash, cash equivalents and restricted cash at end of the period	$233,413	$276,107
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$232,413	$275,107
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$233,413	$276,107
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for lease liability	$4,004	$1,556
Non-cash investing activities:
Purchases of equipment included in accounts payable	50	29
Vesting of options early exercised subject to repurchase	63	105
Receivable from exercise of stock options included in prepaid and other current assets	124	7

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Notes to the Condensed Financial Statements

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at June 30, 2023 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2. Summary of Significant Accounting Policies

During the three and six months ended June 30, 2023, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of both June 30, 2023 and December 31, 2022 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases which are considered a non-current asset on the condensed balance sheets.

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

There were no other significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2022 and 2021 to the recently issued accounting standards for the three and six months ended June 30, 2023. Although there were several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

Assets measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements Using
	As of June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$232.4	$232.4	$—	$—
Restricted Cash	$1.0	$1.0	$—	$—
Total assets	$233.4	$233.4	$—	$—

		Fair Value Measurements Using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$251.2	$251.2	$—	$—
Restricted Cash	$1.0	$1.0	$—	$—
Total assets	$252.2	$252.2	$—	$—

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$1,150	$1,119
Computers and software	186	181
Leasehold improvements	250	156
Furniture and fixtures	97	82
	1,683	1,538
Less: accumulated depreciation	(629)	(461)
Total property and equipment, net	$1,054	$1,077

The Company recognized $0.1 million and $0.2 million in depreciation expense for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.1 million in depreciation expense for the three and six months ended June 30, 2022, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and other employee benefits	$1,800	$2,854
Accrued research and development	1,589	1,028
Accrued legal and professional fees	197	94
Accrued other general and administrative fees	235	440
Total accrued and other current liabilities	$3,821	$4,416

6. Stockholders' Equity

Common Stock

Common stock reserved for future issuance consisted of the following:

	June 30, 2023	December 31, 2022
Common stock options granted and outstanding	6,040,647	5,890,869
Shares available for future issuance under the 2021 Incentive Award Plan	5,993,588	4,339,373
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,153,344	759,442
Total common stock reserved for future issuance	13,187,579	10,989,684

On October 3, 2022, the Company entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2023, no shares of common stock were issued and sold pursuant to the Sales Agreement.

Restricted Stock

Since inception, the Company has issued 2,820,560 shares of restricted common stock at a price of $0.0001 per share to certain founders of the Company (Founders Stock). The Company maintains a repurchase right whereby the shares of Founders Stock are released from such repurchase right over a period of time of continued service by the recipient. Any shares subject to repurchase by the Company are not deemed to be outstanding, for accounting purposes, until those shares vest. Unvested outstanding Founders Stock as of June 30, 2023 and December 31, 2022 were 2,530 and 3,828 shares, respectively. The amount recorded as liabilities associated with shares issued with repurchase rights were immaterial as of June 30, 2023 and December 31, 2022.

For the six months ended June 30, 2023 and 2022, 1,297 and 244,940 shares vested in each period and the Company recognized $5 thousand and $147 thousand of stock-based compensation expense for each period related to the Founders Stock, respectively. As of June 30, 2023, the total unrecognized compensation expense related to unvested Founders Stock was immaterial.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan, consisting of 4,537,850 shares reserved under the 2021 Plan and 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2020 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. As of June 30, 2023, 5,993,588 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended June 30, 2023 is as follows (in thousands, expect share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,890,869	$7.91	8.8	$13,492
Granted	776,948	$10.30
Exercised	(327,729)	$2.00
Cancelled	(299,441)	$10.29
Outstanding at June 30, 2023	6,040,647	$8.42	8.3	$57,335
Exercisable at June 30, 2023	2,205,555	$7.69	7.6	$23,158
Vested and expected to vest as of June 30, 2023	6,040,647	$8.42	8.3	$57,335

As of June 30, 2023, 134,148 performance-based stock options were both outstanding and unvested. During the three and six months ended June 30, 2023, the Company recognized $0.1 million in expense related to these options as the achievement of certain performance conditions was deemed probable to occur. As of June 30, 2023, the unrecognized stock-based compensation expense related to the performance-based options was $1.3 million.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions (excluding option modifications):

Six Months Ended June 30,
	2023	2022
Stock Options:
Risk-free rate of interest	3.5 - 4.2%	1.6 - 3.6%
Expected term (years)	5.2 - 6.1	5.1 - 6.1
Expected stock price volatility	88.6 - 89.7%	86.4 - 90.4%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$1,478	$1,602	$2,937	$3,080
General and administrative expense	1,051	1,085	2,025	3,580
Total	$2,529	$2,687	$4,962	$6,660

The weighted-average grant date fair value of options granted for the six months ended June 30, 2023 and 2022 was $7.65 and $6.40 per share, respectively.

Forfeitures resulting in the reversal of compensation expense were immaterial for the six months ended June 30, 2023 and 2022.

As of June 30, 2023, the unrecognized compensation cost related to outstanding employee and nonemployee options was $24.1 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.

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

The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the six months ended June 30, 2023 and 2022, the Company issued 32,442 and 27,518 shares, respectively, of common stock in connection with the ESPP. As of June 30, 2023, there were 1,153,344 shares available for future purchase under the ESPP.

The Company estimated the fair value of shares purchased under the ESPP, using the Black-Scholes valuation model. The fair value of shares purchased under the ESPP was estimated using the following assumptions:

Six Months Ended June 30,
	2023	2022
Stock Options:
Risk-free rate of interest	4.1 - 4.9%	0.9 - 2.0%
Expected term (years)	0.5 - 2.0	0.5 - 2.0
Expected stock price volatility	99.2 - 122.5%	80.7 - 89.8%
Dividend yield	—	—

The Company recognized compensation expense of $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, related to the ESPP. As of June 30, 2023, the remaining unrecognized compensation expense related to the ESPP was $0.5 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.2 years.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options prior to the IPO. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying condensed balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2023 and December 31, 2022, 174,867 and 277,081 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded $0.1 million and $0.2 million, respectively, associated with early exercised stock options in other long-term liabilities.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(13,272)	$(15,095)	$(25,152)	$(29,921)
Denominator:
Weighted-average common shares outstanding	42,792,812	42,570,792	42,721,891	42,558,051
Less: weighted-average unvested restricted common stock subject to repurchase	(2,770)	(331,876)	(3,095)	(392,675)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(200,829)	(461,710)	(226,419)	(500,221)
Weighted-average shares used to compute net loss per common share, basic and diluted	42,589,213	41,777,206	42,492,377	41,665,155
Net loss per share, basic and diluted	$(0.31)	$(0.36)	$(0.59)	$(0.72)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of June 30,
	2023	2022
Unvested restricted common stock subject to repurchase	2,530	250,230
Unvested common stock upon early exercise of stock options	174,867	427,041
Options to purchase common stock	6,040,647	4,505,258
	6,218,044	5,182,529

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

In March 2022, the Company entered into a lease agreement for approximately 7,377 square feet of additional office and laboratory space at 2676 State Street in Carlsbad, California (the Expansion Lease). The Expansion Lease commenced for accounting purposes when the Company gained access to the premises in May 2023. The Company's obligation for payment of base rent begins on the date the landlord delivers possession of the Expansion Lease premises, estimated to occur in November 2023. The landlord is completing improvements on the Expansion Lease premises, and the Company paid $0.5 million of these costs prior to the Expansion Lease commencement. The Company has concluded that the landlord is the accounting owner of these improvements, and therefore this payment has been included in the calculation of the right-of-use asset and lease liability. The Company is entitled to certain rent abatement for delays related to the landlord's delivery of the Expansion Lease premises to the Company. The Expansion Lease has a lease term of 120 months, starting on the day the landlord delivers possession of the Expansion Lease premises. The Company has an option to renew the Expansion Lease for two additional 36 month periods. The Original Lease was also amended to have the same lease expiration as the Expansion Lease.

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

Cash paid for amounts included in the measurement of lease liabilities was $0.6 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three and six months ended June 30, 2023 and 2022, respectively, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$163	$83	$246	$156
Short-term lease cost	21	19	43	39
Variable lease cost	15	14	29	30
Total lease cost	$199	$116	$318	$225

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of June 30,
Year ending December 31,
2023 (remaining six months)	$152
2024	717
2025	827
2026	852
2027	877
Thereafter	5,667
Total minimum lease payments	9,092
Less: amount representing interest	(3,021)
Present value of lease liabilities	6,071
Less: current portion of lease liabilities	(144)
Lease liabilities, noncurrent	$5,927

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years) - operating leases	10.4	10.5
Weighted-average incremental borrowing rate - operating leases	8.04%	6.50%

10. Commitments and Contingencies

Other Funding Commitments

As of June 30, 2023, the Company had ongoing clinical and pre-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2023, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Annual Report).

Forward-Looking Statements

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing and phase of development, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the potential to develop product candidates and the safety and therapeutic benefits of our product candidates, our ability to commercialize our product candidates, if approved, the pricing and reimbursement of our product candidates, if approved, the timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Beyond oncology, FGFR3 is implicated in many developmental conditions, such as achondroplasia (ACH) and other skeletal dysplasias, due to its role in regulating bone and cartilage formation. In March 2023, we announced we were expanding development of TYRA-300 into achondroplasia based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. Data from the study showed that TYRA-300 increased body length in mice by 17.9% compared to the vehicle (p<0.0001) and increased the length of the femur (+22.6%), tibia (+33.0%) and L4-L6 (+23.5%) in mice (p<0.0001) (with n=8 for TYRA-300, after excluding two mice from dataset when molecular analysis showed chimeric incorporation of mutation, and n=10 for vehicle, after excluding one vehicle mouse). Achondroplasia, the most common form of dwarfism, is a skeletal dysplasia in which growth plate cartilage is affected, resulting in decreased growth of the long bones, vertebral bodies and skull base. These growth differences can result in health complications such as cranial and spinal stenosis, hydrocephalus, genu varum (bowed legs), and sleep apnea. A specific mutation in FGFR3 causes an estimated 97% of achondroplasia. We believe that the design of TYRA-300 may have a meaningful impact on achondroplasia and other skeletal dysplasias. We are planning additional IND-enabling studies and anticipate submitting an IND to the FDA to enable a Phase 2 study in pediatric achondroplasia in 2024. In July 2023, the FDA granted TYRA-300 Orphan Drug Designation (ODD) for the treatment of achondroplasia.

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

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the six months ended June 30, 2023 and 2022 were $25.2 million and $29.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $120.8 million. As of June 30, 2023, we had cash and cash equivalents of $232.4 million.

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
•
adverse effects on the financial markets, the global economy, the supply chain and our expenses due to pandemics or other epidemic diseases, geopolitical instability, inflation, rising interest rates and other factors; and
•
the extent to which we establish additional strategic collaborations or other arrangements.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$12,162	$12,047	$115
General and administrative	3,852	3,381	471
Total operating expenses	16,014	15,428	586
Loss from operations	(16,014)	(15,428)	(586)
Other income (expense):
Interest income	2,763	346	2,417
Other expense	(21)	(13)	(8)
Total other income	2,742	333	2,409
Net loss and comprehensive loss	$(13,272)	$(15,095)	$1,823

Research and Development Expenses

Research and development expenses were $12.2 million and $12.0 million for the three months ended June 30, 2023 and 2022, respectively. The overall increase of $0.2 million was primarily due to increased costs to support our ongoing and upcoming clinical trials, including CRO and drug manufacturing costs of $1.4 million, increase in facilities and other operating costs of $0.3 million and increase in personnel-related costs of $0.2 million. The increase was partially offset by decreased preclinical expenses of $1.7 million.

The following table summarizes our research and development expenses by development program for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
External research and development expense by program
TYRA-300 ONC	$3,100	$3,060
TYRA-200	1,071	1,857
TYRA-300 ACH	679	329
RET	260	1,124
FGFR4	745	597
Other development programs	1,586	843
Unallocated research and development expense
Other research and development	959	696
Compensation and stock-based compensation	3,762	3,541
Total research and development expense	$12,162	$12,047

General and Administrative Expenses

General and administrative expenses were $3.9 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.5 million was primarily due to increases of $0.4 million in compensation and stock-based compensation costs and $0.1 million in other operating expenses.

Other Income

Other income was $2.7 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $2.4 million was primarily related to an increase in interest rate return on our cash and cash equivalents.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$22,570	$21,692	$878
General and administrative	7,778	8,570	(792)
Total operating expenses	30,348	30,262	86
Loss from operations	(30,348)	(30,262)	(86)
Other income (expense):
Interest income	5,218	364	4,854
Other income (expense)	(22)	(23)	1
Total other income	5,196	341	4,855
Net loss and comprehensive loss	$(25,152)	$(29,921)	$4,769

Research and Development Expenses

Research and development expenses were $22.6 million and $21.7 million for the six months ended June 30, 2023 and 2022, respectively. The overall increase of $0.9 million was primarily due to increased costs to support our ongoing and upcoming clinical trials, including CRO and drug manufacturing costs of $2.5 million, increase of personnel - related costs of $0.9 million and increase in facilities and other operating costs of $0.4 million. The increase was partially offset by decreased preclinical expenses of $2.9 million.

The following table summarizes our research and development expenses by development program for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
External research and development expense by program
TYRA-300 ONC	$4,958	$5,352
TYRA-200	1,787	2,864
FGFR3 ACH	977	557
RET	722	2,589
FGFR4	1,311	1,084
Other development programs	3,518	1,305
Unallocated research and development expense
Other research and development	1,776	1,296
Compensation and stock-based compensation	7,521	6,645
Total research and development expense	$22,570	$21,692

General and Administrative Expenses

General and administrative expenses were $7.8 million and $8.6 million for the six months ended June 30, 2023 and 2022, respectively. The decrease of $0.8 million was primarily due to decreases of $1.1 million in compensation and stock-based compensation costs, $0.1 million of professional services, and $0.1 million of insurance costs, partially offset by an increase of $0.5 million in other operating expenses.

Other Income

Other income was $5.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $4.9 million was primarily related to an increase in interest rate return on our cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

On September 17, 2021, we completed our IPO and issued 12,420,000 shares of common stock for net proceeds of approximately $181.2 million. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with net proceeds of $157.2 million excluding issuance costs of $0.4 million.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place. As of June 30, 2023, we have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(19,462)	$(26,093)
Net cash used in investing activities	(84)	(490)
Net cash provided by financing activities	746	265
Net cash decrease for the period	$(18,800)	$(26,318)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $19.5 million, consisting primarily of our net loss of $25.2 million, adjusted for $5.1 million of non-cash charges primarily related to stock-based compensation expense and $0.6 million for net changes in operating assets and liabilities.

Net cash used in operating activities for the six months ended June 30, 2022 was $26.1 million, consisting primarily of our net loss of $29.9 million and $3.0 million for net changes in operating assets and liabilities, adjusted for $6.8 million of non-cash charges primarily related to stock-based compensation expense and depreciation and amortization.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $0.1 million and $0.5 million, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $0.7 million and $0.3 million, respectively, primarily related to proceeds from issuances of common stock under benefit plans.

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
delays or issues with any of the above, including that the risk of each may be exacerbated by any future pandemics or epidemic diseases, potential geopolitical instability, inflation or rising interest rates.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2023 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

As of June 30, 2023, total future aggregate operating lease commitments were $9.1 million, with approximately $0.2 million due in 2023, and the remaining due in periods from 2024 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2022 Annual Report.

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

As of June 30, 2023, we estimate that we have used approximately $81 million of the proceeds from our IPO for general corporate purposes, including to fund the development of TYRA-300, TYRA-200 and our other development programs. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

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

TYRA BIOSCIENCES, INC.

Date: August 10, 2023	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)