Form 10-Q
period 2023-09-30
Tyra Biosciences, Inc.
filed 2023-11-07
CIK 1863127

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 43,058,747 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$215,652	$251,213
Prepaid and other current assets	8,978	6,075
Total current assets	224,630	257,288
Restricted cash	1,000	1,000
Property and equipment, net	1,147	1,077
Right-of-use assets	6,236	2,466
Other long-term assets	5,345	4,350
Total assets	$238,358	$266,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,308	$1,145
Lease liabilities, current	148	140
Accrued and other current liabilities (including related party amounts of $0 and $59, respectively)	7,691	4,416
Total current liabilities	10,147	5,701
Lease liabilities, noncurrent	5,964	2,482
Other long-term liabilities	77	169
Total liabilities	16,188	8,352
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 43,055,393 and 42,634,459 shares issued at September 30, 2023 and December 31, 2022, respectively, and 42,928,884 and 42,353,550 shares outstanding at September 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	364,166	353,521
Accumulated deficit	(142,000)	(95,696)
Total stockholders’ equity	222,170	257,829
Total liabilities and stockholders’ equity	$238,358	$266,181

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$19,271	$10,915	$41,841	$32,608
General and administrative (including related party amounts of $0, $173, $0 and $570, respectively)	4,692	2,730	12,470	11,301
Total operating expenses	23,963	13,645	54,311	43,909
Loss from operations	(23,963)	(13,645)	(54,311)	(43,909)
Other income (expense):
Interest income	2,816	1,131	8,035	1,496
Other income (expense)	(5)	5	(28)	(17)
Total other income, net	2,811	1,136	8,007	1,479
Net loss and comprehensive loss	$(21,152)	$(12,509)	$(46,304)	$(42,430)
Net loss per share, basic and diluted	$(0.49)	$(0.30)	$(1.09)	$(1.02)
Weighted-average shares used to compute net loss per share, basic and diluted	42,868,340	41,997,195	42,619,075	41,777,052

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	41,441,135	$4	$342,104	$(40,371)	$301,737
Issuance of common stock under benefit plans	28,951	—	238	—	238
Vesting of shares of common stock subject to repurchase	226,478	—	63	—	63
Stock-based compensation	—	—	3,972	—	3,972
Net loss	—	—	—	(14,826)	(14,826)
Balance at March 31, 2022	41,696,564	$4	$346,377	$(55,197)	$291,184
Issuance of common stock under benefit plans	15,247	—	34	—	34
Vesting of shares of common stock subject to repurchase	191,299	—	42	—	42
Stock-based compensation	—	—	2,688	—	2,688
Net loss	—	—	—	(15,095)	(15,095)
Balance at June 30, 2022	41,903,110	$4	$349,141	$(70,292)	$278,853
Issuance of common stock under benefit plans	52,477	—	356	—	356
Vesting of shares of common stock subject to repurchase	181,384	—	37	—	37
Stock-based compensation	—	—	1,019	—	1,019
Net loss	—	—	—	(12,509)	(12,509)
Balance at September 30, 2022	42,136,971	$4	$350,553	$(82,801)	$267,756

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,353,550	$4	$353,521	$(95,696)	$257,829
Issuance of common stock under benefit plans	129,669	—	376	—	376
Vesting of shares of common stock subject to repurchase	52,155	—	32	—	32
Stock-based compensation	—	—	2,433	—	2,433
Net loss	—	—	—	(11,880)	(11,880)
Balance at March 31, 2023	42,535,374	$4	$356,362	$(107,576)	$248,790
Issuance of common stock under benefit plans	230,502	—	494	—	494
Vesting of shares of common stock subject to repurchase	51,357		31		31
Stock-based compensation	—	—	2,529	—	2,529
Net loss	—	—	—	(13,272)	(13,272)
Balance at June 30, 2023	42,817,233	$4	$359,416	$(120,848)	$238,572
Issuance of common stock under benefit plans	60,763	—	343	—	343
Vesting of shares of common stock subject to repurchase	50,888	—	30	—	30
Stock-based compensation	—	—	4,377	—	4,377
Net loss	—	—	—	(21,152)	(21,152)
Balance at September 30, 2023	42,928,884	$4	$364,166	$(142,000)	$222,170

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(46,304)	$(42,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	214
Stock-based compensation	9,339	7,679
Loss on disposal of property and equipment	4	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,910)	(5,945)
Accounts payable, accrued expenses and other liabilities (including related party amounts of $0 and $17, respectively)	4,293	2,150
Right-of-use assets and lease liabilities, net	(280)	24
Net cash used in operating activities	(36,607)	(38,305)
Cash flows from investing activities:
Purchases of property and equipment	(167)	(538)
Net cash used in investing activities	(167)	(538)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	1,213	629
Net cash provided by financing activities	1,213	629
Net cash decrease for the period	(35,561)	(38,214)
Cash, cash equivalents and restricted cash at beginning of the period	252,213	302,425
Cash, cash equivalents and restricted cash at end of the period	$216,652	$264,211
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$215,652	$263,211
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$216,652	$264,211
Supplemental disclosure of cash flow information:
Right-of-use asset obtained in exchange for lease liability	$4,004	$1,556
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$146	$9
Vesting of options early exercised subject to repurchase	$93	$142

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at September 30, 2023 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2. Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2023, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of both September 30, 2023 and December 31, 2022 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases which are considered a non-current asset on the condensed balance sheets.

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

There were no other significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2022 and 2021 to the recently issued accounting standards for the three and nine months ended September 30, 2023. Although there were several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

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

Assets measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements Using
	As of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$215.7	$215.7	$—	$—
Restricted Cash	1.0	1.0	—	—
Total assets	$216.7	$216.7	$—	$—

		Fair Value Measurements Using
	As of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and Cash Equivalents	$251.2	$251.2	$—	$—
Restricted Cash	1.0	1.0	—	—
Total assets	$252.2	$252.2	$—	$—

None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$1,244	$1,119
Computers and software	196	181
Leasehold improvements	310	156
Furniture and fixtures	103	82
	1,853	1,538
Less: accumulated depreciation	(706)	(461)
Total property and equipment, net	$1,147	$1,077

The Company recognized $0.1 million and $0.3 million in depreciation expense for the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million in depreciation expense for the three and nine months ended September 30, 2022, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and other employee benefits	$2,403	$2,854
Accrued research and development	4,753	1,028
Accrued legal and professional fees	255	94
Accrued other general and administrative fees	280	440
Total accrued and other current liabilities	$7,691	$4,416

6. Stockholders' Equity

Common Stock

Common stock reserved for future issuance consisted of the following:

	September 30, 2023	December 31, 2022
Common stock options granted and outstanding	8,110,570	5,890,869
Shares available for future issuance under the 2021 Incentive Award Plan	3,886,847	4,339,373
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,129,399	759,442
Total common stock reserved for future issuance	13,126,816	10,989,684

On October 3, 2022, the Company entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2023, no shares of common stock were issued and sold pursuant to the Sales Agreement.

Restricted Stock

Since inception, the Company has issued 2,820,560 shares of restricted common stock at a price of $0.0001 per share to certain founders of the Company (Founders Stock). The Company maintains a repurchase right whereby the shares of Founders Stock are released from such repurchase right over a period of time of continued service by the recipient. Any shares subject to repurchase by the Company are not deemed to be outstanding, for accounting purposes, until those shares vest. Unvested outstanding Founders Stock as of September 30, 2023 and December 31, 2022 were 1,865 and 3,828 shares, respectively. The amount recorded as liabilities associated with shares issued with repurchase rights were immaterial as of September 30, 2023 and December 31, 2022.

For the nine months ended September 30, 2023 and 2022, 1,962 and 367,410 shares vested in each period and the Company recognized $5 thousand and $0.2 million of stock-based compensation expense for each period related to the Founders Stock, respectively. As of September 30, 2023, the total unrecognized compensation expense related to unvested Founders Stock was immaterial.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan, consisting of 4,537,850 shares reserved under the 2021 Plan and 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan. The 2021 Plan share reserve will be increased by the number of shares under the 2020 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. As of September 30, 2023, 3,886,847 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended September 30, 2023 is as follows (in thousands, expect share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,890,869	$7.91	8.8	$13,492
Granted	2,883,689	$13.32
Exercised	(364,547)	$2.25
Cancelled	(299,441)	$10.29
Outstanding at September 30, 2023	8,110,570	$10.00	8.5	$39,978
Exercisable at September 30, 2023	2,721,726	$8.07	7.6	$19,786
Vested and expected to vest as of September 30, 2023	8,110,570	$10.00	8.5	$39,978

As of September 30, 2023, 67,074 performance-based stock options were both outstanding and unvested. During the three and nine months ended September 30, 2023, the Company recognized $0.7 million and $0.8 million, respectively, in expenses related to these options as the achievement of certain performance conditions was deemed probable to occur. As of September 30, 2023, the unrecognized stock-based compensation expense related to the performance-based options was $0.5 million.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions (excluding option modifications):

Nine Months Ended September 30,
	2023	2022
Risk-free rate of interest	3.5 - 4.3%	1.6 - 3.6%
Expected term (years)	5.2 - 6.1	5.1 - 6.1
Expected stock price volatility	87.0 - 92.3%	82.3 - 90.4%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$2,811	$651	$5,749	$3,732
General and administrative expense	1,566	368	3,590	3,947
Total	$4,377	$1,019	$9,339	$7,679

The weighted-average grant date fair value of options granted for the nine months ended September 30, 2023 and 2022 was $10.01 and $5.59 per share, respectively.

For nine months ended September 30, 2023, forfeitures resulted in the reversal of compensation expense totaling $0.1 million. For nine months ended September 30, 2022, forfeitures resulted in the reversal of compensation expense totaling $1.1 million, of which $1.0 million related to compensation expense for performance-based options, previously recorded in 2022.

As of September 30, 2023, the unrecognized compensation cost related to outstanding employee and nonemployee options was $42.3 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

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

The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the nine months ended September 30, 2023 and 2022, the Company issued 56,387 and 45,919 shares, respectively, of common stock in connection with the ESPP. As of September 30, 2023, there were 1,129,399 shares available for future purchase under the ESPP.

The Company recognized compensation expense of $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, related to the ESPP. As of September 30, 2023, the remaining unrecognized compensation expense related to the ESPP was $0.3 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.2 years.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options prior to the IPO. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying condensed balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2023 and December 31, 2022, 124,644 and 277,081 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of September 30, 2023 and December 31, 2022, the Company recorded $0.1 million and $0.2 million, respectively, associated with early exercised stock options in other long-term liabilities.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(21,152)	$(12,509)	$(46,304)	$(42,430)
Denominator:
Weighted-average common shares outstanding	43,020,965	42,646,810	42,822,677	42,614,902
Less: weighted-average unvested restricted common stock subject to repurchase	(2,107)	(209,421)	(2,762)	(330,928)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(150,518)	(440,194)	(200,840)	(506,922)
Weighted-average shares used to compute net loss per common share, basic and diluted	42,868,340	41,997,195	42,619,075	41,777,052
Net loss per share, basic and diluted	$(0.49)	$(0.30)	$(1.09)	$(1.02)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of September 30,
	2023	2022
Unvested restricted common stock subject to repurchase	1,865	127,760
Unvested common stock upon early exercise of stock options	124,644	368,127
Options to purchase common stock	8,110,570	5,948,170
	8,237,079	6,444,057

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

Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three and nine months ended September 30, 2023 and 2022, respectively, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$227	$83	$473	$239
Short-term lease cost	19	21	39	60
Variable lease cost	19	16	53	46
Total lease cost	$265	$120	$565	$345

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of September 30,
Year ending December 31,
2023 (remaining three months)	$76
2024	717
2025	827
2026	852
2027	877
Thereafter	5,667
Total minimum lease payments	9,016
Less: amount representing interest	(2,904)
Present value of lease liabilities	6,112
Less: current portion of lease liabilities	(148)
Lease liabilities, noncurrent	$5,964

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (years) - operating leases	10.1	10.5
Weighted-average incremental borrowing rate - operating leases	8.03%	6.50%

10. Commitments and Contingencies

Other Funding Commitments

As of September 30, 2023, the Company had ongoing clinical and pre-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2023, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

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

Beyond oncology, FGFR3 is implicated in many developmental conditions, such as achondroplasia (ACH) and other skeletal dysplasias, due to its role in regulating bone and cartilage formation. In March 2023, we announced we were expanding development of TYRA-300 into achondroplasia based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. Data from the study showed that TYRA-300 increased body length in mice by 17.9% compared to the vehicle (p<0.0001) and increased the length of the femur (+22.6%), tibia (+33.0%) and L4-L6 (+23.5%) in mice (p<0.0001) (with n=8 for TYRA-300, after excluding two mice from dataset when molecular analysis showed chimeric incorporation of mutation, and n=10 for vehicle, after excluding one vehicle mouse). Achondroplasia, the most common form of dwarfism, is a skeletal dysplasia in which growth plate cartilage is affected, resulting in decreased growth of the long bones, vertebral bodies and skull base. These growth differences can result in health complications such as cranial and spinal stenosis, hydrocephalus, genu varum (bowed legs), and sleep apnea. A specific mutation in FGFR3 causes an estimated 99% of achondroplasia. We believe that the design of TYRA-300 may have a meaningful impact on achondroplasia and other skeletal dysplasias. We are conducting additional IND-enabling studies and anticipate submitting an IND to the FDA to enable a Phase 2 study in pediatric achondroplasia in 2024. In July 2023, the FDA granted TYRA-300 Orphan Drug Designation (ODD) for the treatment of achondroplasia.

We are also advancing our second oncology product candidate, TYRA-200, an FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. In December 2022, we submitted an IND to the FDA for TYRA-200 and received clearance in January 2023 to proceed with a Phase 1 clinical trial of TYRA-200, which will be focused on intrahepatic cholangiocarcinoma resistant to other FGFR inhibitors. We anticipate dosing the first patient in this trial by the end of 2023.

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the nine months ended September 30, 2023 and 2022 were $46.3 million and $42.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $142.0 million. As of September 30, 2023, we had cash and cash equivalents of $215.7 million.

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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work,
•
geopolitical instability, such as the war in Ukraine and, more recently, the war between Israel and Hamas;
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

Other Income and Expense

Other income (expense) consists primarily of interest income from our cash and cash equivalents.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$19,271	$10,915	$8,356
General and administrative	4,692	2,730	1,962
Total operating expenses	23,963	13,645	10,318
Loss from operations	(23,963)	(13,645)	(10,318)
Other income (expense):
Interest income	2,816	1,131	1,685
Other income (expense)	(5)	5	(10)
Total other income, net	2,811	1,136	1,675
Net loss and comprehensive loss	$(21,152)	$(12,509)	$(8,643)

Research and Development Expenses

Research and development expenses were $19.3 million and $10.9 million for the three months ended September 30, 2023 and 2022, respectively. The overall increase of $8.4 million was primarily due to an increase in CRO and drug manufacturing costs to support our ongoing and planned clinical trials of $5.9 million, an increase in stock-based compensation costs of $2.2 million, an increase in compensation costs of $1.3 million, and an increase in facilities and other operating costs of $0.3 million. The increase was partially offset by a decrease in preclinical expenses of $1.3 million.

The following table summarizes our research and development expenses by development program for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
External research and development expense by program
TYRA-300 ONC	$4,797	$2,844
TYRA-200	1,626	1,770
TYRA-300 ACH	2,176	816
RET	101	966
FGFR4	1,819	463
Other development programs	1,679	831
Unallocated research and development expense
Other research and development	1,308	923
Compensation and stock-based compensation	5,765	2,302
Total research and development expense	$19,271	$10,915

General and Administrative Expenses

General and administrative expenses were $4.7 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $2.0 million was primarily due to an increase in stock-based compensation costs of $1.2 million, an increase in professional services costs of $0.6 million, and an increase in compensation costs of $0.3 million. The increase was partially offset by a decrease in facilities and other operating costs of $0.1 million.

Other Income

Other income was $2.8 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.7 million was primarily related to an increase in interest rate return on our cash and cash equivalents.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$41,841	$32,608	$9,233
General and administrative	12,470	11,301	1,169
Total operating expenses	54,311	43,909	10,402
Loss from operations	(54,311)	(43,909)	(10,402)
Other income (expense):
Interest income	8,035	1,496	6,539
Other expense	(28)	(17)	(11)
Total other income, net	8,007	1,479	6,528
Net loss and comprehensive loss	$(46,304)	$(42,430)	$(3,874)

Research and Development Expenses

Research and development expenses were $41.8 million and $32.6 million for the nine months ended September 30, 2023 and 2022, respectively. The overall increase of $9.2 million was primarily due to an increase in CRO and drug manufacturing costs to support our ongoing and planned clinical trials of $6.1 million, an increase of compensation costs of $2.3 million, an increase of stock-based compensation costs of $2.0 million, and an increase in facilities and other operating costs of $0.8 million. The increase was partially offset by a decrease in preclinical expenses of $2.0 million.

The following table summarizes our research and development expenses by development program for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
External research and development expense by program
TYRA-300 ONC	$9,755	$8,195
TYRA-200	3,413	4,634
FGFR3 ACH	3,153	2,208
RET	822	3,555
FGFR4	3,130	1,547
Other development programs	5,197	1,302
Unallocated research and development expense
Other research and development	3,061	2,218
Compensation and stock-based compensation	13,310	8,949
Total research and development expense	$41,841	$32,608

General and Administrative Expenses

General and administrative expenses were $12.5 million and $11.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $1.2 million was primarily due to an increase in compensation costs of $0.8 million, an increase in professional services costs of $0.5 million, and an increase in facilities and other operating costs of $0.3 million. The increase was partially offset by a decrease in stock-compensation costs of $0.4 million.

Other Income

Other income was $8.0 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $6.5 million was primarily related to an increase in interest rate return on our cash and cash equivalents.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place. As of September 30, 2023, we have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(36,607)	$(38,305)
Net cash used in investing activities	(167)	(538)
Net cash provided by financing activities	1,213	629
Net cash decrease for the period	$(35,561)	$(38,214)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $36.6 million, consisting primarily of our net loss of $46.3 million, adjusted for $9.6 million of non-cash charges primarily related to stock-based compensation expense and $0.1 million for net changes in operating assets and liabilities.

Net cash used in operating activities for the nine months ended September 30, 2022 was $38.3 million, consisting primarily of our net loss of $42.4 million and $3.8 million for net changes in operating assets and liabilities, adjusted for $7.9 million of non-cash charges primarily related to stock-based compensation expense and depreciation and amortization.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $0.2 million and $0.5 million, respectively, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 was $1.2 million and $0.6 million, respectively, primarily related to proceeds from issuances of common stock under benefit plans.

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
delays or issues with any of the above, including that the risk of each may be exacerbated by any future pandemics or epidemic diseases, potential geopolitical instability and war, inflation or rising interest rates.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2023 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

As of September 30, 2023, total future aggregate operating lease commitments were $9.0 million, with approximately $0.1 million due in 2023, and the remaining due in periods from 2024 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2022 Annual Report.

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

As of September 30, 2023, we estimate that we have used approximately $98 million of the proceeds from our IPO for general corporate purposes, including to fund the development of TYRA-300, TYRA-200 and our other development programs. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
10.1	Non-Employee Director Compensation Program, amended and restated effective August 1, 2023				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document				X
101.PRE	Inline XBRL Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TYRA BIOSCIENCES, INC.

Date: November 7, 2023	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)