Form 10-K
period 2023-12-31
Tyra Biosciences, Inc.
filed 2024-03-19
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $267.4 million.

As of March 15, 2024, the registrant had 52,521,050 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing and phase of development, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the potential benefits of regulatory designations, the timing and likelihood of regulatory filings and approvals for our product candidates, the potential to develop product candidates and the safety and therapeutic benefits of our product candidates, our ability to commercialize our product candidates, if approved, the pricing and reimbursement of our product candidates, if approved, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

In oncology, the widespread availability of approved targeted treatments, such as kinase inhibitors, has transformed the cancer treatment landscape. Despite the therapeutic benefit that targeted oncology treatments have created for some patients, the response rate and duration of efficacy is often limited by acquired drug resistance, off-target toxicities and other shortcomings of existing therapies. We are using our proprietary SNÅP platform in order to generate novel product candidates that are specifically designed to limit off-target toxicities and address acquired drug resistance to provide next-generation treatment options.

Our lead product candidate, TYRA-300, is an investigational, oral, FGFR3-selective inhibitor currently being evaluated in an international, multi-center, open label Phase 1 clinical study, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors). SURF301 (NCT05544552) was designed to determine the optimal and maximum tolerated dose (MTD) and the recommended Phase 2 dose (RP2D) of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. SURF301 is currently enrolling adults with locally advanced or metastatic urothelial carcinoma (mUC) and other advanced solid tumors with FGFR3 gene alterations. As of March 2024, the Part A, Phase 1 portion of SURF301 has completed dose escalation without determining an MTD, and the current expansion cohorts in Part B are evaluating potentially therapeutic once daily and twice daily doses. We expect to submit initial results from the SURF301 Phase 1 portion for presentation at a scientific congress in the second half of 2024.

Beyond oncology, FGFR3 is implicated in many genetically-defined conditions, such as achondroplasia (ACH) and other skeletal dysplasias, due to its role in regulating bone and cartilage formation. In March 2023, we announced we were expanding development of TYRA-300 into ACH based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. Data from the study showed that TYRA-300 increased body length in mice by 17.9% compared to the vehicle (p<0.0001) and increased the length of the femur (+22.6%), tibia (+33.0%) and L4-L6 (+23.5%) in mice (p<0.0001) (with n=8 for TYRA-300, after excluding two mice from dataset when molecular analysis showed chimeric incorporation of mutation, and n=10 for vehicle, after excluding one vehicle mouse from dataset when molecular analysis showed chimeric incorporation of mutation). Achondroplasia, the most common form of dwarfism, is a skeletal dysplasia in which growth plate cartilage is affected, resulting in decreased growth of the long bones, vertebral bodies and skull base. These growth differences can result in health complications such as foramen magnum and spinal stenosis, hydrocephalus, genu varum (bowed legs), and sleep apnea. A specific DNA mutation in FGFR3 causes an estimated 99% of ACH.

We believe that the design of TYRA-300 may have a meaningful impact on ACH and potentially other skeletal dysplasias. We are conducting additional Investigational New Drug Application (IND)-enabling studies and plan to submit an Investigational New Drug (IND) application to the FDA in the second half of 2024 for the initiation of a Phase 2 clinical trial testing multiple doses of TYRA-300 to support children with ACH. We expect that the primary objective of this study will be to assess safety and tolerability in children with ACH and determine the dose(s) for further development. We expect that secondary objectives will include evaluating change in growth velocity, growth proportionality and pharmacokinetics (PK). We are also planning exploratory assessments of clinical outcomes and quality of life measures, and an evaluation of biomarkers to determine dose-response relationships to TYRA-300. Our current expectation is that the study will initially evaluate treatment naïve children ages 5-12 to determine optimal dose ranges, and will also include a separate cohort and analysis of children ages 5-12 with ACH who have received and did not tolerate or respond to a prior growth accelerating therapy. In July 2023 and January 2024, the FDA granted Orphan Drug Designation (ODD) and Rare Pediatric Disease (RPD) Designation to TYRA-300, respectively, for the treatment of ACH.

Our second oncology product candidate, TYRA-200, is an investigational, oral, FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. TYRA-200 is currently being evaluated in a multi-center, open label Phase 1 clinical study, SURF201 (Study in PrevioUsly treated and Resistant FGFR2+ Cholangiocarcinoma and Other Advanced Solid Tumors) (NCT06160752) that is designed to evaluate the safety, tolerability, and PK of TYRA-200 and determine the optimal dose for further development and the MTD and RP2D, as well as evaluate preliminary antitumor activity.

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

1.
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
2.
Cell-based assays. We assess inhibitor potency directly in in vitro target-specific anti-proliferation assays, in addition to enzymatic assays, to enable us to simultaneously understand target potency and cell penetration as well as target-specific cell killing. Our process allows us to generate data on newly synthesized compounds in as little as two days.
3.
In vivo models. Our direct structural insights and in vitro datasets are complemented by in vivo pharmacologic data generated through in-house animal models that provide us with bioavailability, PK data and anti-tumor activity in as little as five days.

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

Our Programs

Below is an overview of our programs.

Our FGFR3 Programs—TYRA-300

In oncology, we are developing our lead product candidate, TYRA-300, an investigational, oral, selective inhibitor of FGFR3, for the treatment of patients with locally advanced or metastatic mUC and other advanced solid tumors with activating mutations in FGFR3. One common mechanism of acquired drug resistance in kinases such as FGFR3 is the emergence of gatekeeper mutations. For example, the V555M and V555L gatekeeper mutations have been shown to block access to a portion of the binding pocket accessed by first generation pan-FGFR inhibitors, such as Balversa (erdafitinib), the only currently FDA approved FGFR-targeted therapy for mUC, as well as Pemazyre (pemigatinib) and Lytgobi (futibatinib), which are pan-FGFR inhibitors approved for intrahepatic cholangiocarcinoma with activating FGFR2 fusions or other rearrangements. Because we believe the gatekeeper mutation represents a key limitation to the efficacy and durability of first generation FGFR inhibitors, we have designed TYRA-300 to avoid interactions with the gatekeeper region of the FGFR binding site. In cell-based assays and preclinical xenograft models, we observed that TYRA-300 had similar potency against cells harboring the wild-type or the gatekeeper mutations.

In addition to addressing the gatekeeper resistance mutations, we have designed TYRA-300 to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds. The product labels of first-generation inhibitors report high discontinuation and dose reduction rates, ranging from 23% for pemigatinib to 75% for infigratinib. Each approved inhibitor reports hyperphosphatemia (60%+), which is a well-characterized adverse event, due to FGFR1 inhibition. Hyperphosphatemia is an electrolyte disorder characterized by an elevated level of phosphate in the blood. Hyperphosphatemia is commonly observed in patients treated with these inhibitors, and is the dose-limiting toxicity for erdafitinib, which may potentially limit its efficacy. This is particularly important in the mUC population, where more than half of patients are ineligible for cisplatin therapy due to underlying renal dysfunction, making hyperphosphatemia resulting from pan-FGFR inhibitors more difficult to manage. FGFR2 drives potentially debilitating oral, nail, ocular, and skin toxicities, and FGFR4 drives gastrointestinal-related toxicities such as diarrhea and increases in liver enzymes (aspartate aminotransferase and alanine transaminase).

In addition, we believe that if we are able to establish a differentiated tolerability profile for TYRA-300, we will have the potential to pursue additional indications, including a large population of patients with non-muscle invasive bladder cancer (NMIBC) as well as other FGFR3-driven conditions, where pan-FGFR inhibitors may see limited use due to toxicity from inhibition of FGFR1, FGFR2, and FGFR4. It is estimated that a majority of the approximately 80,000 annual cases of urothelial cancer in the United States are initially diagnosed as NMIBC, where up to 80% may harbor FGFR3 activating mutations. This is a large potential future market opportunity for our product candidate with approximately 50,000+ addressable patients with intermediate to high risk, FGFR3+ NMIBC seeking new treatment annually in the United States. This patient population represents a potential outsized opportunity in oncology relative to most other targeted therapies.

The risk of recurrence of NMIBC, or progression to muscle-invasive bladder cancer (MIBC), results in long term urologic follow up and treatment, which may ultimately lead to surgical removal of the bladder (cystectomy). Janssen Pharmaceutical’s Balversa (erdafitinib), a pan-FGFR inhibitor, received full approval for adult patients with locally advanced or metastatic UC with susceptible FGFR3 genetic alterations whose disease has progressed on or after at least one line of prior systemic therapy. In addition, Janssen has reported preliminary clinical data regarding erdafitinib’s potential anti-tumor activity in patients with NMIBC. In 2023, erdafitinib administered orally demonstrated a 75% complete response (CR) rate in intermediate risk patients (data presented at the 2023 ASCO Genitourinary (GU) Symposium) and a 73% 6 months’ CR rate in high-risk carcinoma in situ (CIS) patients (data presented at the 2023 Society of Urologic Oncology (SUO)). Further, in a randomized setting versus intravesical chemotherapy, erdafitinib prolonged relapse-free survival (RFS) compared with intravesical chemotherapy in patients with papillary-only, high-risk NMIBC harboring FGFR alterations who had disease recurrence after bacillus Calmette-Guérin (BCG) therapy and refused or were ineligible for radical cystectomy. However, the safety and tolerability profile displayed in these studies was generally consistent with that known for oral erdafitinib, despite using a lower 6 mg daily dose, leading to tolerability issues. Janssen has reported it is now pursuing locally administered erdafitinib with TAR-210, an erdafitinib-eluting intravesical device that demonstrated an 87% CR rate in intermediate risk patients and 82% RFS in high-risk papillary patients in preliminary datasets (presented at the European Society for Medical Oncology (ESMO) conference in 2023). Based on these findings targeting FGFR3, we believe an orally administered selective FGFR3 inhibitor, with minimal effects from other FGFR-related toxicities, could address patients in an area with a high unmet need.

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

In March 2023, we announced we were expanding development of TYRA-300 into achondroplasia based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. In the study, TYRA-300 was evaluated in FGFR3 wild-type and mutant preclinical models to measure increases in growth and bone length, compared to vehicle-treated mice. In an FGFR3 Y367C/+ model, TYRA-300 was administered daily at a 1.2 mg/kg dose for 15 days. TYRA-300 increased body length in mice by 17.9% compared to the vehicle (p<0.0001) and increased the length of the femur (+22.6%), tibia (+33.0%) and L4-L6 (+23.5%) in mice (p<0.0001). We are conducting additional IND-enabling studies and plan to submit an IND to the FDA in the second half of 2024 to enable a Phase 2 study in pediatric achondroplasia.

Our FGFR2 Program

Our second product candidate, TYRA-200, is an FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. We are studying TYRA-200 initially in FGFR2-driven Intrahepatic cholangiocarcinoma (ICC) resistant to previous FGFR inhibitors. TYRA-200 is currently being evaluated in a multi-center, open label Phase 1 clinical study, SURF201 (Study in PrevioUsly treated and Resistant FGFR2+ Cholangiocarcinoma and Other Advanced Solid Tumors) (NCT06160752) that is designed to evaluate the safety, tolerability, and PK of TYRA-200 and determine the optimal dose for further development and the MTD and RP2D, as well as evaluate preliminary antitumor activity. Acquired resistance mutations, such as gatekeeper and molecular brake mutations, have been observed in patients treated with Pemazyre (pemigatinib) and Lytgobi (futibatinib), two FDA approved pan-FGFR inhibitors for ICC. Newer agents in the clinic, such as lirafugatinib (RLY-4008), thus far have shown limited activity against some of these key resistance mutations, indicating that acquired resistance remains an area of high unmet need. We have designed TYRA-200 to be active against nearly all of the clinically identified acquired resistant mutations that arise during treatment with other FGFR inhibitors, which we believe is necessary to address the problem of disease progression due to polyclonal resistance.

Our FGF19+ Program

We are also progressing TYRA-430, a molecule designed to address unmet needs in cancers driven by the FGF19/FGFR4 oncogenic axis. Our FGF19+ program is initially focused on hepatocellular carcinoma (HCC), where FGF19 overexpression has been shown to be an important driver in a subpopulation of HCC. Recent insights into FGF/FGFR signaling in HCC indicates the potential for TYRA-430 to address an important bypass mechanism by also inhibiting FGFR3, as well as acquired resistance mutations that have limited the efficacy of previous FGFR4-specific inhibitors. In addition, we are exploring a novel mitigation strategy that may address dose-limiting FGFR4-specific toxicity seen with previous inhibitors.

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

1.
Advance next-generation precision medicines through clinical development and regulatory approval. We are developing our oncology product candidates with a goal of overcoming acquired resistance and off-target toxicities that result in reduction of the therapeutic effects of less selective pan-FGFR inhibitors. We are initially developing TYRA-300 for patients with mUC, where a more selective, gate keeper agnostic, inhibitor may be more potent, better tolerated, and result in higher response rates and longer duration of responses. While TYRA-300 is being evaluated initially in mUC, we believe that a better tolerated, highly selective molecule can address earlier NMIBC disease, where a balance of efficacy and tolerability are important factors for patient adherence and acceptance. In November 2022, we commenced our Phase 1 clinical trial of TYRA-300, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors), an international multi-center, open label study designed to determine the optimal and MTD and the RP2D of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. In July 2023 and January 2024, the FDA granted ODD and RPD Designation to TYRA-300, respectively, for the treatment of ACH.

In March 2023, we announced we were expanding development of TYRA-300 into ACH based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. We are conducting additional IND-enabling studies and plan to submit an IND to the FDA in the second half of 2024 to support the initiation of a Phase 2 clinical trial testing multiple doses of TYRA-300 to support children with ACH. We expect that the primary objective of this study will be to assess safety and tolerability in children with ACH and determine the dose(s) for further development. We also expect that secondary objectives will include evaluating change in growth velocity, growth proportionality and pharmacokinetics. We are also planning exploratory assessments of clinical outcomes and quality of life measures, and an evaluation of biomarkers to determine dose-response relationships to TYRA-300.

Our second product candidate, TYRA-200, is an FGFR1/2/3 inhibitor that is specifically designed to retain potency against all of the known resistance mutations that arise in ICC patients who are treated with other FGFR inhibitors. No other FGFR inhibitors retain potency across all of these mutations to the same degree as TYRA-200 in vitro. We hypothesize that each FGFR inhibitor will select for resistance mutations for which they have the least potency, resulting in disease progression and treatment failure. We believe the ability to address the breadth of mutations with TYRA-200 fills an important unmet need in this population of ICC patients and could drive longer duration of response compared to other FGFR inhibitors. In December 2023, we commenced our Phase 1 clinical trial of TYRA-200, SURF201 (Study in previoUsly treated and Resistant FGFR2+ Cholangiocarcinoma and Other Advanced Solid Tumors), a multi-center, open label study designed to evaluate the safety, tolerability, and PK of TYRA-200 and determine the optimal dose for further evaluation and the MTD and RP2D, as well as evaluate preliminary antitumor activity. This study will initially focus on demonstrating whether TYRA-200 can provide clinical benefit to patients who had an initial response and then progressed on a prior FGFR inhibitor due to acquired resistance mutations.

2.
Harness the strength of our SNÅP platform to rapidly develop additional next-generation precision therapies. We believe our SNÅP platform has disrupted the conventional process used to discover differentiated product candidates, resulting in what we believe is a significantly condensed time frame. Although our initial focus has been on a specific set of drug targets, our SNÅP platform can be extended to multiple gene families and therapeutic areas. We plan to leverage our SNÅP platform to expand our pipeline with additional oncology and genetically-defined conditions where there is high unmet need.
3.
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

4.
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

1.
Gatekeeper. Mutations such as BCR-ABL T315I and EGFR T790M are known as gatekeeper mutations because they are found at a key location at the entrance to a hydrophobic pocket in the back of the adenosine triphosphate (ATP) binding site that many kinase inhibitors access to increase potency and obtain specificity.
2.
Molecular brake. Activating mutations in the kinase domain of RTKs are associated with the development of many forms of cancer. A number of these mutations cluster in a hinge region of the kinase structure, resulting in kinase activation by disengaging a highly conserved region referred to as a molecular brake.
3.
Cys mutant. Irreversible kinase inhibitors, such as Tagrisso (osimertinib), typically covalently attach to cysteine residues in the kinase active site. EGFR C797S and corresponding mutations in cysteine residues of other kinases prevent binding and block the activity of these inhibitors.

4.
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

Illustration of osimertinib overcoming gatekeeper mutations

FGFR gene alterations in cancer and skeletal dysplasias

The FGFR family consists of four highly conserved RTKs, FGFR1-4. These receptors regulate a variety of cellular functions, including proliferation, differentiation, and survival. These genomic alterations, many of which lead to increased FGFR activity, have been found in cancers throughout the body, as shown in the figure below. The highest FGFR alteration frequencies are seen in urothelial cancer, ICC, hepatocellular carcinoma, endometrial cancer, lung cancers, breast cancer and cervical cancer. FGFR3’s critical role in chondrogenesis presents multiple sizeable opportunities outside of oncology. Alterations in FGFR3 have been found to drive around 99% of achondroplasia cases and additional FGFR3-related skeletal dysplasias, with a total addressable prevalence exceeding 40,000 children per year.

Alterations in FGFR drive many cancers and skeletal dysplasias

Four FGFR targeted therapies have been approved by the FDA for oncology: erdafitinib for locally advanced or metastatic urothelial carcinoma, or bladder cancer, and pemigatinib, infigratinib, and futibatinib for ICC with FGFR2-fusions or gene rearrangements (infigratinib was later withdrawn from the market effective March 31, 2023). These inhibitors have demonstrated clinical responses, however response rates and duration of response are limited. While patients may initially respond to FGFR targeted therapies, many develop acquired drug resistance, ultimately resulting in disease progression and discontinuation of therapy. Decreased activity of erdafitinib and pemigatinib due to resistance mutations that alter their ability to bind to the active site, such as gatekeeper mutations, has been observed. Gatekeeper mutations have also been seen in patients in a clinical trial treated with infigratinib while acquired-resistance molecular brake mutations have been seen in patients in clinical trials of pemigatinib, infigratinib and futibatinib. Off-target toxicities driven by FGFR1, 2, and 4 selectivity have also driven high rates of dose reductions and discontinuations, limiting treatment duration and potential efficacy for patients.

Beyond oncology, the FGFR3 pathway has been clinically validated in achondroplasia. In 2021, BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-natriuretic peptide (CNP) analog was granted accelerated approval in the United States for children with achondroplasia who are 5 years of age and older. CNP acts as a positive regulator of the signaling pathway downstream of FGFR3 to promote endochondral bone growth. Voxzogo approval was based on a 1.57cm/year mean annual height velocity improvement versus placebo. While the approval of Voxzogo is an important milestone in the treatment of children with achondroplasia, the long-term therapeutic benefit of increasing growth velocity is not yet known and the daily injection regimen for Voxzogo is also challenging for children and their parents. BridgeBio Pharma, Inc. (BridgeBio) is developing low dose infigratinib, an oral FGFR 1/2/3 inhibitor for achondroplasia, and in 2023 announced preliminary data for 12 subjects (Cohort 5, 0.25 mg/kg once daily) demonstrating a mean annual height velocity improvement of 3.38cm/year over baseline growth velocity. We believe TYRA-300, a once-daily oral FGFR3 selective inhibitor, may have a meaningful impact for children with achondroplasia and potentially other skeletal dysplasias.

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

In vivo models

The ability to rapidly assess the potential of our compounds through in vivo models to determine their PK/pharmacodynamic (PD) parameters in addition to their target-specific antitumor activity is paramount. We establish and validate the majority of our models in-house, which allows us to rapidly test new compounds and to collect actionable data in as little as five days. We feed this information back into our design cycle, allowing us to condense the traditional drug discovery timeline, prior to commencing clinical development.

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

Our synchronized and compressed data generation cycle time allows us to accelerate drug discovery by allowing the execution of more drug design cycles in a fixed amount of time

Our ever-growing understanding of protein and inhibitor interactions, deepened by the crystal structures we continue to generate, provides insights that we leverage in product candidate engineering. We combine these potency and selectivity predictions with metabolic stability, bioavailability and PK data to design small molecules with the chemical properties required to become potential product candidates. In a single weekly drug discovery cycle, we profile newly synthesized compounds as follows.

1.
Generating a crystal structure with a target protein in as little as three days.
2.
Evaluating activity in ‘on-target’ and ‘off-target’ cell-based assays in as little as two days.
3.
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

Our FGFR3 Programs—TYRA-300 for Oncology

We are developing TYRA-300, an investigational, oral, selective inhibitor of FGFR3, for the treatment of patients with locally advanced or metastatic mUC and other advanced solid tumors with activating mutations in FGFR3. Resistance to approved and investigational pan-FGFR inhibitors has been shown to arise due to mutations in the gatekeeper region of FGFR3. We have designed TYRA-300 to avoid this region of FGFR3 and, in preclinical models to date, TYRA-300 has demonstrated similar potency against both wild-type and resistant FGFR3 targets. In addition, we have designed TYRA-300 to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4, to minimize side effects resulting from inhibition of these related proteins and achieve greater potency against the FGFR3 driver mutation. We believe this differentiation will enable us to expand into multiple cohorts of FGFR3-driven cancer including mUC patients naïve to prior FGFR therapy, tumor agnostic populations, as well as patients with intermediate- and high-risk NMIBC. Although no head-to-head clinical trials have been conducted, we believe the use of comparative in vitro and in vivo data from pre-clinical studies provides meaningful insight into the potential for our product candidates to improve on certain characteristics of approved and investigational FGFR inhibitors and helps inform potential future clinical development of our product candidates.

Market Opportunity

Urothelial cancer disease background

Urothelial cancer (UC) is one of the most common malignancies of the genitourinary system and can involve the bladder or the upper urinary tract. Patients with UC classically present with painless blood in the urine. However, because this symptom is similar to those of benign disorders, such as urinary tract infections, cystitis, prostatitis and the passage of kidney stones, diagnosis of UC is often delayed as these other, more common, conditions are ruled out. Delays in diagnosis can lead to worse outcomes due to the presence of more advanced stage disease by the time a diagnosis of UC is made. We refer to bladder cancer, NMIBC and MIBC when describing localized disease, and UC and mUC when describing a population that includes both bladder and upper urinary tract cancers.

An estimated 82,290 new cases of bladder cancer and 16,710 deaths are projected for 2023 in the United States and over 725,000 people were living with bladder cancer in the United States in 2020. Globally, bladder cancer accounts for approximately 600,000 new cases and 200,000 deaths each year. Bladder cancer itself is classified into two broad categories: NMIBC where the cancer is restricted to surface lining of the bladder; and MIBC, which is a cancer that has grown deeper into the bladder wall and has a higher potential metastatic spread. Approximately 25-30% of newly diagnosed cases of bladder cancer are MIBC. Of the remaining 70-75% of new diagnoses of bladder cancer that are NMIBC cases, an estimated 10 to 15% progress to MIBC. Whereas the five-year survival for early stage NMIBC is 96.7%, it falls to 8.3% for metastatic MIBC.

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

Clarivate Analytics estimated that in 2022, across NIMBC, MIBC and mUC, approximately 160,000 patients were seeking therapy for first-time treatment or to address a recurrence. Applying FGFR3 alteration incidence to Clarivate Analytics’ estimates, we believe that approximately 60,000 FGFR3+ patients are addressable across intermediate and high risk NMIBC, MIBC and mUC in the United States alone. Additionally, studies indicate that approximately 0.7% of solid tumors outside of bladder cancer are driven by FGFR3 alterations.

Potential patient populations for our FGFR3 inhibitor

Standard of care and current limitations for the treatment of locally advanced or metastatic UC

Patients diagnosed with locally advanced or metastatic UC have newer treatment options with recent practice changing results reported in the first-line treatment setting. As reported at ESMO 2023, the combination of the antibody-drug conjugate Padcev (enfortumab vedotin) with the PD-1 inhibitor Keytruda (pembrolizumab) demonstrated a significant clinical benefit over standard platinum-based combination chemotherapy. In the EV-302/Keynote-A39 Phase III study, overall survival was improved from a median of 16.5 months for chemotherapy (95%CI 13.9-18.3) to 31.5 months for Padcev-Keytruda (95% CI, 25.4-not reached; HR 0.47; 95% CI, 0.38-0.58; P < .00001). However, the overall survival benefit was paired with significant systemic toxicities, such as peripheral neuropathy, hyperglycemia, increased liver enzymes, increased creatinine, diarrhea, skin rash, immune-related complications, and bone marrow suppression. Based on these data, in December 2023, the FDA granted full approval for the Padcev-Keytruda combination for the treatment of mUC in the frontline setting. Another Phase 3 study (Checkmate 901) for the combination of Opdivo (nivolumab) with cisplatin and gemcitabine in the frontline setting demonstrated an overall survival benefit of 21.7 months (95% CI, 18.6-26.4) compared to 18.9 months for chemotherapy alone (95% CI, 14.7-22.4). Prior to these studies, the standard treatment for patients was platinum-based chemotherapy with cisplatin or carboplatin in combination with gemcitabine. The median overall survival for patients treated with chemotherapy is only 12.7 months. Following chemotherapy, patients may receive immunotherapies, such as Bavencio (avelumab) as maintenance therapy or Keytruda (pembrolizumab) after progression on chemotherapy.

The approval of Padcev in combination with Keytruda has the potential to significantly shift the mUC treatment landscape. Both Keytruda and Padcev were approved as monotherapies in the second-line setting, but are now anticipated to largely be used in the first-line as the new standard of care. For FGFR3+ mUC patients who have received Padcev-Keytruda in the frontline setting, erdafitinib may become the second-line treatment of choice based on the results of the Phase 3 THOR study comparing erdafitinib to investigator's choice chemotherapy that was presented at ASCO 2023. The interim analysis demonstrated an overall survival benefit of 12.1 months for erdafitinib versus 7.8 months for investigator-choice chemotherapy. The safety profiles were consistent with the known profiles of erdafitinib and chemotherapy. Serious treatment-related adverse events were observed in 13.3% and 24.1% of patients with erdafitinib and chemotherapy, respectively, and grade 3/4 treatment-related adverse events were observed in 45.9% and 46.4% of patients with erdafitinib and chemotherapy, respectively. More treatment-related adverse events leading to dose reduction were observed with erdafitinib (66%) versus chemotherapy (21%), and 8% and 13% of patients had treatment-related adverse events leading to discontinuation of erdafitinib and chemotherapy, respectively. Central serous retinopathy occurred in 23 patients (17%) with erdafitinib (grade 1-2, 20 patients). In January 2024, the FDA granted full approval for erdafitinib for the treatment of patients with locally advanced or metastatic UC with susceptible FGFR3 genetic alterations whose disease has progressed on or after at least one line of prior systemic therapy. Erdafitinib is not recommended for the treatment of patients who are eligible for and have not received prior PD-1 or PD-L1 inhibitor therapy. Other approved options for treatment of mUC include Trodelvy (sacituzumab govitecan-hziy), another antibody-drug conjugate targeting the Trop-2 receptor, which was granted accelerated approval for mUC following treatment with platinum-containing chemotherapy and a checkpoint inhibitor based upon an overall response rate of 33.3%. Despite these recent advances with combination regimens and targeted agents, there continues to be a high unmet need for less toxic alternative first-line regimens as well as improvements in both efficacy and toxicity in subsequent lines of therapy.

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

Standard of care and current limitations for the treatment of NMIBC

NMIBC comprises the largest population of bladder cancer patients, representing 70-75% of cases diagnosed annually in the United States. Initial evaluation consists of local resection to confirm the diagnosis and establish the grade and stage of the tumor. NMIBC can be categorized as low, intermediate and high risk. Low grade lesions are confined to the lining of the bladder. However, a significant proportion are considered intermediate and high risk for recurrence. Treatment of NMIBC is directed at reducing recurrences and preventing progression to a more advanced stage. For low grade lesions, local resection with or without adjuvant intravesical chemotherapy or Bacillus Calmette-Guerin (BCG), and close follow up are usually successful in curing the disease, whereas high risk lesions should be treated with either adjuvant BCG or radical cystectomy. Recurrence overall for NMIBC is 30-70%, but for high-risk patients, 5-year recurrence rates are as high as 80%, with progression to muscle invasive disease in up to 50% of patients. An additional 10-15% will recur with metastatic disease. Following recurrence of NMIBC, few bladder-sparing options are available to prevent future recurrences and disease progression. Those with NMIBC that recurs following BCG and are unable or refuse surgery may be treated with pembrolizumab, which was approved for patients with carcinoma in situ (CIS) based on a complete response rate of 41% and a median duration of response of 16.2 months, or Adstiladrin, a non-replicating adenoviral vector-based gene therapy that was approved in 2022 for patients with Papillary or CIS BCG-unresponsive NMIBC based on a 51% response rate and median duration of response of 9.7 months. Data has been submitted to the FDA in support of an NDA for N-803, an antibody cytokine fusion protein, showing a 71% response rate and 26.6 month duration of response for patients with BCG-unresponsive NMIBC, but only in the CIS subset, highlighting the need to provide the majority of patients with additional treatment options. In May 2023, the FDA issued a complete response letter in relation to the biologics license application (BLA) submitted for N-803 and in October of 2023 the FDA accepted a BLA resubmission. The PDUFA date for a decision on the resubmission is noted to be April 23, 2024.

FGFR Inhibitors

Patients with somatic alterations in FGFR3 can be treated with FGFR inhibitors. Currently, the only FDA approved FGFR inhibitor for locally advanced or metastatic UC is erdafitinib. In urothelial carcinoma patients with susceptible FGFR3 genetic alterations that progressed after at least one line of PD-(L)1 containing therapy, erdafitinib demonstrated a 35.3% overall response rate and a median progression free survival of 5.6 months and overall survival of 12.1 months, outperforming standard of care chemotherapy. We believe one of the key limitations to erdafitinib’s duration of response is the emergence of resistance mutations in the gatekeeper domain. This same mutation may limit the efficacy of other first generation FGFR inhibitors such as infigratinib, pemigatinib and futibatinib in mUC. In a study of infigratinib and other FGFR inhibitors, the mutation that has been described in patients is the valine to methionine gatekeeper mutation at the V555 position of FGFR3, which results in a significant shift in potency of all of the first generation FGFR inhibitors. Once patients progress due to acquired drug resistance, there are very few options available, representing a significant unmet need in this patient population.

FGFR gatekeeper mutations block binding, resulting in a loss of potency in first generation FGFR inhibitors such as erdafitinib

Erdafitinib and TAR-210 have established PoC for FGFR3 inhibition across bladder cancer; however, unmet needs remain

Erdafitinib is a pan-FGFR inhibitor and due to its lack of selectivity, there are toxicities associated with the inhibition of FGFR receptors 1, 2 and 4. FGFR1 is expressed in kidney cells where it regulates phosphate and calcium reabsorption, and inhibition of FGFR1 results in hyperphosphatemia. Inhibition of FGFR2 can result in toxicities that significantly impact quality of life, such as dry mouth and stomatitis, skin, ocular and nail toxicities (e.g., onycholysis and hand-foot syndrome), and ocular toxicities such as keratitis and blurred vision. Inhibition of FGFR4 disrupts bile acid metabolism, and can result in diarrhea and liver toxicity. Hyperphosphatemia was a dose-limiting toxicity of erdafitinib and was reported in over 70% of patients in the Phase 3 clinical trial. Overall, adverse events resulted in 72% dose interruptions, 69% dose reductions, and 14% treatment discontinuations. We believe the safety and tolerability profile of erdafitinib is a key limitation of its efficacy, as demonstrated by the dosing instructions to start at a daily 8 mg dose, and only increase to 9 mg if hyperphosphatemia is not observed. A similarly high rate of FGFR-related toxicities has been reported in clinical trials of other non-isoform selective FGFR inhibitors including pemigatinib, infigratinib and futibatinib.

Approximately 40-80% of NMIBC has been shown to carry FGFR3 gene alterations, the majority of which are activating point mutations. There are currently no approved targeted therapies for FGFR3-driven NMIBC patients. We believe that FGFR inhibitors have the potential to be highly efficacious in NMIBC, as suggested by oral erdafitinib’s preliminary 75% CR rate in intermediate risk patients presented at ASCO GU 2023, 77% RFS in high-risk papillary patients presented at ESMO 2023 and 73% 6 months’ CR rate in high-risk CIS patients presented at SUO 2023. The safety and tolerability results were generally consistent with that known for erdafitinib, despite using a lower 6mg daily dose in this study. TAR-210, an erdafitinib-containing device administered via the urethra, also demonstrated an 87% CR rate in intermediate risk patients and 82% RFS in high-risk papillary patients as presented at ESMO 2023. We believe an orally administered highly specific FGFR3-directed inhibitor, with minimal effects from other FGFR-related toxicities, has the potential to be highly efficacious and tolerable and represent a potentially large future market opportunity for our product candidate in the approximately 50,000+ addressable patients with intermediate to high risk, FGFR3+ NMIBC seeking new treatment annually in the United States.

We believe the limitations of current standard of care therapies, as well as the liabilities of first generation FGFR inhibitors, necessitates a solution that can address this unmet need and improve patient outcomes.

Our solution, TYRA-300

In November 2022, we initiated our Phase 1 clinical trial of TYRA-300, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors), an international, multi-center, open label study designed to determine the optimal and MTD and the RP2D of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300.

SURF301 is currently enrolling adults with locally advanced or metastatic UC and other advanced solid tumors with FGFR3 gene alterations. As of March 2024, the Part A Phase 1 portion of SURF301 has completed dose escalation without determining an MTD, and the current expansion cohorts in Part B are evaluating potentially therapeutic once daily and twice daily doses. We expect to submit initial results from the SURF301 Phase 1 dose escalation and expansion portions for presentation at a scientific congress in 2024.

Preclinical data for TYRA-300 suggests the potential for a differentiated profile versus erdafitinib, including potency observed against the gatekeeper mutation and selectivity for FGFR3. Although no head-to-head clinical studies have been conducted, we believe that these pre-clinical studies assist with the characterization of our product candidates and inform future clinical development.

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

Clinical development plans for TYRA-300 in oncology

In November 2022, we initiated our Phase 1 clinical trial of TYRA-300, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors), an international, multi-center, open label study designed to determine the optimal and MTD and the RP2D of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. SURF301 is currently enrolling adults with advanced urothelial carcinoma and other solid tumors with FGFR3 gene alterations.

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

The Phase 1 portion of our SURF301 study has been designed as an accelerated dose escalation study and the primary objectives of the Phase 1 portion is evaluation of the safety and tolerability of TYRA-300, and to determine the optimal and maximum tolerated dose and the recommended Phase 2 dose (RP2D). In addition, we plan to characterize the PK/PD relationship for TYRA-300 as well as conduct early validation studies of a liquid biopsy companion diagnostic test to assist us in identifying appropriate patients for our product candidates. As of March 2024, the Part A Phase 1 portion of SURF301 has completed dose escalation without determining an MTD, and the current expansion cohorts in Part B are evaluating potentially therapeutic once daily and twice daily doses. We expect to submit initial results from the SURF301 Phase 1 dose escalation and expansion portions for presentation at a scientific congress in the second half of 2024.

The Phase 2 portion of our trial will be generally consistent with the well-established precedent of clinical trials of approved targeted therapies. If we believe the data from any or all of these predefined patient populations are sufficient to support marketing authorization, we expect to seek feedback from the FDA in order to evaluate our ability to pursue and receive accelerated approval in the United States. We have not discussed any plans to pursue accelerated approval with the FDA, and there can be no assurance that after evaluation of the clinical trial results and/or feedback from the FDA, that we will decide to pursue accelerated approval or any other form of expedited development, review, or approval. We initially plan to evaluate TYRA-300 in the following three populations of FGFR3-positive tumors.

1.
Metastatic UC patients who have received an FGFR inhibitor previously and have developed resistance to that inhibitor due to an FGFR3 mutation, such as the gatekeeper V555M.
2.
Metastatic UC patients who have not yet received an FGFR inhibitor where we believe a reduction in toxicities and side effects, as well as the avoidance of the selection for the V555M gatekeeper mutations, have the potential to lead to improved tolerability, higher dosing and increasing the duration of responses.
3.
Any solid tumors containing known activating FGFR3 gene alterations.

Our future plans include potential combination studies with a PD-1/PD-L1, ADC's, or other novel agents in 1L and 2L mUC, where the risk of overlapping toxicities may be diminished when combined with TYRA-300. If our clinical data for TYRA-300 suggests differentiated safety and efficacy results, we will evaluate pursuing TYRA-300 potentially as treatment in earlier bladder cancer settings (NMIBC), where minimizing side effects is a significant consideration for treatment choice and patient adherence. We believe that the full development potential for TYRA-300 may cover the entire spectrum of disease in urothelial cancer, and may represent a large opportunity relative to other drug targets given the high prevalence of FGFR3 mutations and the potential to treat earlier disease settings.

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

Achondroplasia background

Achondroplasia, the most common form of dwarfism, is a skeletal dysplasia in which growth plate cartilage is affected, resulting in decreased growth of the long bones, vertebral bodies and skull base. These growth differences can result in health complications such as cranial and spinal stenosis, hydrocephalus, genu varum (bowed legs), and sleep apnea. A specific DNA mutation in FGFR3 causes an estimated 99% of achondroplasia. FGFR3 is expressed in growth plate chondrocytes (cartilage cells) where it functions in signaling pathways to limit growth. The G380R mutation, as well as other activating mutations, increase the activity of the FGFR3 protein, resulting in excessive limitation of growth causing these bones to be shorter than normal.

Achondroplasia is an autosomal dominant condition that occurs in approximately 1 in 15,000 to 40,000 newborns worldwide, and it is estimated that there are approximately 250,000 affected individuals worldwide and 3,000 affected individuals under the age of 18 in the United States. Approximately 80% of achondroplasia cases arise through a spontaneous mutation of FGFR3, whereas 20% of cases are familial. While the heterozygous FGFR3 mutation is rarely fatal, achondroplasia results in life-long health complications such as sleep apnea, obesity, recurrent ear infections, and bowed legs. The most serious sequelae include spinal stenosis (narrowing of the spinal canal); up to 20% of infants require surgery to address narrowing at the base of the skull (foramen magnum stenosis), which can be life-threatening; in adults, spinal stenosis of the lower back results in chronic pain, necessitating surgery and long-term pain management.

Current treatment for achondroplasia

In 2021, Voxzogo (vosoritide), a C-natriuretic peptide analog that is a once daily injectable, was approved in the United States to increase linear growth in children with achondroplasia who are 5 years of age and older with open growth plates. In Europe, Voxzogo is approved to treat children with achondroplasia aged 2 and older with open growth plates. The pivotal study enrolled 120 children 5 to 15 years of age with genetically-confirmed achondroplasia. They were randomized to receive either 15mcg/kg daily injections of Voxzogo or placebo for 52 weeks, followed by an open label extension study in which all children received Voxzogo. At the end of the 52 week treatment period, the children who received Voxzogo had an average linear growth velocity of 4.26cm/yr, translating to an increase from baseline of 1.57cm/yr greater than placebo. In a 10-person cohort in the Phase 2 study, 15mg/kg daily injection of Voxzogo achieved a mean growth velocity of 6.06cm/yr and a 2.01cm/yr change from baseline.

In October 2023, the FDA approved Voxzogo for children under the age of 5 based on phase 2 data showing that children over the age of 2 treated with Voxzogo over four years demonstrated mean height Z-score improvement of 1.1 to 1.4 standard deviations and a mean height gain of 6.3 to 7.8 centimeters when compared to an untreated children population with ACH. Additionally, children under the age of 2 years treated with VOXZOGO for three years, had a mean height Z-score improvement of 0.8 to 1.0 standard deviations and a height gain between 3.5 and 3.9 cm.

In 2022 and 2023, BridgeBio established clinical proof of concept for infigratinib, a daily oral FGFR1/2/3 inhibitor with phase 2 data in achondroplasia. In cohort 5 of the Phase 2 study, 12 evaluable children receiving a daily dose of 0.25 mg/kg achieved 6.9 cm/yr average linear growth velocity and a 3.38 cm/yr improvement over baseline. Based on this phase 2 data, BridgeBio has initiated the run-in portion of a phase 3 study.

In 2022 and 2023, Ascendis established clinical proof of concept for TransCon CNP, a prodrug of CNP administered to children with ACH by injection on a weekly basis. Phase 2 data presented in 2022 showed children treated with 100 μg/kg/week dose demonstrated AHV of 5.42 cm compared to 4.35 cm for children treated with placebo. 12-month data presented at the JP Morgan conference in 2024 aligned with these figures.

Unmet need in achondroplasia and skeletal dysplasias

There is a strong need for an oral therapy selective for FGFR3 in Achondroplasia

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

TYRA-300 was active in a FGFR3 Y367C/+ preclinical model

TYRA-300 was studied in the Imagine Institute’s FGFR3Y367C/+ preclinical model. In the study, TYRA-300 was evaluated in FGFR3 wild-type and mutant preclinical models to measure increases in growth and bone length, compared to vehicle-treated mice. In an FGFR3 Y367C/+ model, TYRA-300 was administered daily at a 1.2 mg/kg dose for 15 days. TYRA-300 increased body length in mice by 17.9% compared to the vehicle (p<0.0001) and increased the length of the femur (+22.6%), tibia (+33.0%) and L4-L6 (+23.5%) in mice (p<0.0001).

TYRA-300 increased bone growth in an FGFR3Y367C/+model

Development plans for TYRA-300 in Achondroplasia

We are conducting additional IND-enabling studies and plan to submit an IND to the FDA in the second half of 2024 to support the initiation of a Phase 2 clinical trial testing multiple doses of TYRA-300 to support children with ACH. Additionally, we plan to evaluate development opportunities in hypochondroplasia, thanatophoric dysplasia, other FGFR3-driven genetic syndromes and genetic short stature.

In July 2023 and January 2024, the FDA granted ODD and RPD Designation to TYRA-300, respectively, for the treatment of ACH.

Our FGFR2 program—TYRA-200

Our second product candidate, TYRA-200, is an investigational, oral, FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. Similar to therapies designed for the treatment of FGFR3-driven cancers, resistance to both approved and investigational FGFR inhibitors has been shown to arise due to gene alterations in FGFR2. We have designed

TYRA-200 to be active against multiple acquired resistant mutations that arise during treatment with other FGFR2 inhibitors. Although no head-to-head clinical trials have been conducted, we believe the use of comparative in vitro data from pre-clinical studies provides meaningful insight into the potential for TYRA-200 to improve on certain characteristics of approved and investigational FGFR inhibitors, and helps inform potential future clinical development of TYRA-200. We are studying TYRA-200 initially in FGFR2-driven ICC resistant to previous FGFR inhibitors. In December 2023, we commenced our Phase 1 clinical trial of TYRA-200, SURF201 (Study in PrevioUsly treated and Resistant FGFR2+ Cholangiocarcinoma and Other Advanced Solid Tumors), a multi-center, open label study designed to evaluate the safety, tolerability, and PK of TYRA-200 and determine the optimal dose for further development and the MTD and RP2D, as well as evaluate preliminary antitumor activity.

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

Standard of care and current limitations for the treatment of Advanced ICC

Acquired resistance is a key unmet need in FGFR2+ ICC

Currently, surgical recession is the only curative option available to ICC patients. However, only up to one-third of patients are eligible for surgery at diagnosis and up to 70% of patients experience a recurrence largely within the first two years following surgery. Patients with unresectable tumors are typically treated with systemic therapies. The previously recommended frontline regimen was a combination of gemcitabine and cisplatin, which offered a median overall survival benefit of 11.7 months. A Phase 3 study demonstrating statistically significant median overall survival benefit for the combination of durvalumab with gemcitabine and cisplatin vs gemcitabine plus cisplatin (12.8 months [95% CI 11.1, 14] vs 11.5 months [95% CI 10.1, 12.5]) led to an approval in previously untreated unresectable or metastatic biliary tract cancer in September 2022. A second Phase 3 study comparing pembrolizumab plus gemcitabine and cisplatin vs gemcitabine and cisplatin also reported a statistically significant overall survival benefit (12.7 months [95% CI 11.5, 13.6] vs 10.9 months [95% CI 9.9, 11.1]). The results from these two studies firmly establish a role for immunotherapy in combination with cisplatin-based chemotherapy as a new standard of care in 1L cholangiocarcinoma. Upon disease progression, patients with actionable mutations, such as IDH1/IDH2 and FGFR2 alterations, are eligible to receive targeted therapies.

FGFR inhibitors

Patients with somatic alternations in FGFR2 are eligible to be treated with Pemazyre (pemigatinib), a pan-FGFR inhibitor that received accelerated approval in the United States in 2020 for treatment following chemotherapy. In the Phase 2 clinical trial of pemigatinib for the treatment of ICC, the overall response rate was 36% (95% CI 27, 45) with a median duration of response of 9.1 months (95% CI 6.0, 14.5). A second pan-FGFR inhibitor, Truseltiq (infigratinib), received accelerated approval in the United States in 2021 based on an overall response rate of 23% (95% CI 16, 32) and a median duration response of 5.0 months (95% CI 3.7, 9.3). It was subsequently announced that as of March 31, 2023, infigratinib would be withdrawn from the market and no longer be developed in oncology indications. A third pan-FGFR inhibitor, futibatinib, received accelerated approval for ICC with FGFR2 gene fusions or rearrangements in September 2022 on the basis of a single arm study that showed an ORR of 42% (95%CI 32, 52) and a median duration of response of 9.7 months (95% CI 7.6, 17.1). The investigational FGFR2-specific inhibitor lirafugratinib has reported ~80% response rates in a small dataset of patients who have not received an FGFR inhibitor previously, though lirafugratinib, KIN-3248, and the multi-kinase inhibitor tinengotinib have shown limited activity in patients whose tumors have developed these acquired resistance mutations.

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

TYRA-200 was highly selective for FGFR2 over other protein kinases

Development plans for TYRA-200

In December 2023, we commenced our Phase 1 clinical trial of TYRA-200, SURF201 (Study in PrevioUsly treated and Resistant FGFR2+ Cholangiocarcinoma and Other Advanced Solid Tumors), a multi-center, open label study designed to evaluate the safety, tolerability, and PK of TYRA-200 and determine the optimal dose for further development and the MTD and RP2D, as well as evaluate preliminary antitumor activity. SURF201 is currently enrolling adults with advanced solid tumors that contain FGF/FGFR pathway alterations, as well as participants with intrahepatic cholangiocarcinoma with acquired kinase domain mutations. The currently approved pan-FGFR inhibitors as well as several investigational agents are not active against the entire spectrum of clinically important acquired resistance mutations that develop in response to FGFR inhibition. Polyclonal resistance (multiple resistance mutations that occur in the same patient) is a common feature in this patient population, and the ability to demonstrate clinically beneficial activity in this setting will provide proof of concept and validate the design principles behind TYRA-200. These data would provide confidence in our belief that addressing acquired resistance may prolong the duration of responses, and ultimately PFS, in the FGFR-naive setting, and confirm our belief that TYRA-200 is highly differentiated in the competitive landscape of FGFR inhibitors. Beyond FGFR-resistant and FGFR-naive ICC, there is potential for TYRA-200 to extend into metastatic endometrial carcinoma, where up to 7-16% of patients have FGFR2 mutations, of which 25% are N549 molecular brake activating mutations. Additional FGFR2-driven patient populations in advanced colorectal, breast, ovarian, gastric, and lung cancer will also be evaluated in a tumor agnostic fashion.

Our FGF19+ discovery program

FGFR4 is expressed broadly in normal tissues, including lung, liver, and the GI tract. FGFR4 as an oncology target has been primarily studied in hepatocellular carcinoma, where, in association with the co-receptorb-klotho, it is the cell surface receptor for FGF19. Approximately 30% of HCC cases are thought to be dependent on FGFR4 signaling due to amplification or overexpression of FGF19. Several FGFR4-selective inhibitors have been developed and evaluated in the clinic with limited success, potentially due to an FGFR3-mediated bypass mechanism.

Role of FGFR4/FGF19 in cancer

FGFR4 is involved in the transduction of key signals essential for cellular proliferation and survival. Aberrant activation of the FGFR4 pathway is observed in multiple malignancies, most notably in hepatocellular carcinoma (~30% of cases). It is also implicated as a driver in approximately 7.5% of pediatric rhabdomyosarcomas, in breast cancer cases, and less commonly in other select solid tumors.

The role of FGFR4 in cancer has been best described in hepatocellular carcinoma. In normal hepatocytes, FGFR4 regulates bile acid synthesis and hepatocyte proliferation in response to fibroblast growth factor 19 (FGF19). FGF19 is a post-prandial enterohepatic hormone that signals through FGFR4 and its associated co-receptor Klotho-b (KLB) to exert its normal cellular functions. In certain cancers, such as HCC, gastric adenocarcinoma, squamous esophageal carcinoma, and breast cancer, FGF19 is aberrantly expressed due to focal chromosomal amplifications or epigenetic mechanisms, promoting tumor cells to become dependent on the FGFR4/KLB/FGF19 oncogenic axis.

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

Our FGF19+ Program

Our FGFR4 drug discovery efforts are driven by our deep structural understanding of the FGFR family including over 70 co-crystal structures of FGFR4 itself. TYRA-430 is designed to be agnostic to acquired resistance mechanisms originating from the V550 gatekeeper and the C552 mutations, as well as other potential FGFR-driven compensatory mechanisms. We anticipate that TYRA-430 will also have potential for antitumor activity in patients with spontaneous FGFR4 activating mutations at the gatekeeper (V550), as well as in rare FGFR4 fusions, while addressing the FGFR3 bypass mechanism.

Potential patient populations for our TYRA-430

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

There are numerous companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist of small molecule drug products, biologics, cellular therapies, and traditional chemotherapy. Janssen Pharmaceutical’s Balversa (erdafitinib) received full approval for adult patients with locally advanced or mUC with susceptible FGFR3 genetic alterations whose disease has progressed on or after at least one line of prior systemic therapy. Erdafitinib is not recommended for the treatment of patients who are eligible for and have not received prior PD-1 or PD-L1 inhibitor therapy.

Janssen has reported preliminary clinical data regarding the potential efficacy of erdafitinib, a pan-FGFR inhibitor, in patients with NMIBC. In 2023, erdafitinib administered orally demonstrated a 75% complete response (CR) rate in intermediate risk patients (data presented at the 2023 ASCO Genitourinary (GU) Symposium) and a 73% 6 months’ CR rate in high-risk carcinoma in situ (CIS) patients (data presented at the 2023 Society of Urologic Oncology (SUO)). Further, in a randomized setting versus intravesical chemotherapy, erdafitinib prolonged relapse-free survival (RFS) compared with intravesical chemotherapy in patients with papillary-only, high-risk NMIBC harboring FGFR alterations who had disease recurrence after bacillus Calmette-Guérin (BCG) therapy and refused or were ineligible for radical cystectomy. However, the safety and tolerability profile displayed was generally consistent with that known for oral erdafitinib, despite using a lower 6mg daily dose, leading to tolerability issues. Janssen has reported it is now pursuing locally administered erdafitinib with TAR-210, an erdafitinib-eluting intravesical device that also demonstrated an 87% CR rate in intermediate risk patients and 82% RFS in high-risk papillary patients in preliminary datasets (presented at ESMO 2023). Based on these findings targeting FGFR3, we believe an orally administered selective FGFR3 inhibitor, with minimal effects from other FGFR-related toxicities, could successfully address patients in an area with a high unmet need.

There are two pan-FGFR inhibitors available in the United States that are indicated for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a FGFR2 fusion or other rearrangement: Incyte Corporation’s Pemazyre (pemigatinib) and Taiho Oncology’s Lytgobi (futibatinib). These indications are approved in the United States under accelerated approval based on overall response rate and duration of response. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trial(s).

Incyte Corporation is currently conducting a confirmatory Phase 3 clinical study in treatment-naïve, metastatic unresectable cholangiocarcinoma (NCT03656536). Taiho has an active randomized study in frontline cholangiocarcinoma (NCT04093362) that is no longer recruiting, as well as a separate confirmatory trial testing two doses of futibatinib in patients with previously-treated, locally advanced or metastatic unresectable cholangiocarcinoma (NCT05727176). In addition, TransThera has initiated a global Phase 3 study of tinengotinib versus investigator's choice chemotherapy (FOLFOX or FOLFIRI) in FGFR-altered cholangiocarcinoma patients who are relapsed/refractory to chemotherapy and have not been treated with more than one prior FGFR inhibitor.

There are a number of FGFR-isoform selective inhibitors in development for oncology as well. Kinnate Biopharma Inc.’s product candidate KIN-3248, an FGFR2/3 inhibitor was being developed for ICC and UC (NCT05242822) and in November 2023 the company announced it was exploring strategic alternatives for the program after disclosing 2 responses of 31 treated patients in phase 1. Relay Therapeutics, Inc.’s FGFR2-specific inhibitor lirfugratinib is currently in Phase 2 with stated plans to develop their candidate in a tumor agnostic setting (NCT04526106). Lilly’s Loxo Oncology recently initiated a Phase 1 study in mUC for LOXO-435 (LOX-24350), an isoform-selective FGFR3 inhibitor compound (NCT05614739).

In 2021, BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-natriuretic peptide (CNP) analog was granted accelerated approval in the United States for children with achondroplasia who are 5 years of age and older and confirmatory study commitments are ongoing. Approval was based on a 1.57cm/year mean annual height velocity improvement versus placebo. In 2022, BioMarin announced positive Phase 2 results for vosoritide in infants and young children up to five years of age with achondroplasia and, in the second half of 2023 was approved in the U.S. for children under the age of five in Europe for children over the age of four months. In 2023, BridgeBio announced preliminary data for Cohort 5 of the infigratinib PROPEL study (NCT04265651) demonstrating that 12 evaluable children dosed with 0.25mg/kg daily demonstrated a mean annual height velocity of 6.9cm/year and an improvement of 3.38cm/year over baseline growth velocity. In 2022 Ascendis also announced positive Phase 2 data for once-weekly TransCon CNP, a prodrug that slowly releases CNP (NCT04085523). Phase 2 data showed children treated with 100 μg/kg/week dose demonstrated AHV of 5.42cm compared to 4.35cm for children treated with placebo. 12 month data presented at the JP Morgan conference in 2024 aligned with these figures.

Several multi-kinase inhibitors have been approved for the treatment of HCC, but there are currently no approved FGFR4-specific inhibitors approved. There are a number of FGFR4 clinical stage programs, with most of the development focused in China. CStone Pharmaceuticals and Blueprint Medicine completed a Phase 1/2 study of BLU-554 (fisogatinib) in HCC in combination with a checkpoint inhibitor (NCT04194801). H3 Biomedicines has recruited a Phase 1/2 study of H3B-6527 in HCC (NCT02834780), but no further details are publicly available. Novartis completed a Phase 1/2 study of FGF401 alone and in combination with a checkpoint inhibitor in HCC (NCT02325739), and a similar study with FGF401 is now being conducted by Everest Medicines in combination with pembrolizumab in China. Abbisko Therapeutics is conducting a Phase 1 study (NCT04906434) to assess the tolerability and preliminary anti-tumor activity of its FGFR4-selective inhibitor ABSK-011, but development has been limited to China.

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

We are building a patent portfolio and have substantial confidential know-how relating to our product candidates and SNÅP platform. As of March 15, 2024, our intellectual property portfolio consisted of six pending U.S. provisional applications, five pending U.S. nonprovisional applications, 46 pending foreign patent applications, and six patent applications pursuant to the Patent Cooperation Treaty (PCT) all of which are solely owned by us. At this time, we do not own any issued patents in the U.S, and we do not license any material patent rights from any third party. Collectively, our patent rights relate to various aspects of our product candidates.

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

Intellectual Property Relating to Our FGFR3 Program

With regard to our FGFR3 product candidates, as of March 15, 2024, we owned three pending U.S. provisional applications, two pending U.S. nonprovisional applications, three pending PCT patent applications and 30 pending foreign applications. These patent rights relate to the FGFR3 product candidates’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases, using our FGFR3 product candidates. Specifically, we have one pending U.S. nonprovisional and 29 pending foreign patent applications directed to the composition matter of our leading candidate in the FGFR3 program. We expect any patents issued from these applications to expire between 2040 and 2045 without accounting for any patent term adjustment or extension that may be available.

Intellectual Property Relating to Our FGFR2 Program

With regard to our FGFR2 program, as of March 15, 2024, we owned two pending U.S. provisional applications, two pending U.S. nonprovisional application, 14 pending foreign applications. These patent rights relate to the FGFR2 program’s compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. Specifically, we have one pending U.S. nonprovisional and 13 pending foreign patent applications directed to the composition matter of our leading candidate in the FGFR2 program. We expect any patents issued from these applications to expire between 2040 and 2042 without accounting for any patent term extension that may be available.

Intellectual Property Relating to Other Programs

With regard to our other programs, including the FGFR4 program, as of March 15, 2024, we owned one pending U.S. provisional patent application, one pending U.S. nonprovisional application, three pending PCT patent applications and two Taiwanese pending applications. These patent rights relate to these other programs’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. We expect any patent issued from this application to expire between 2042 and 2044 without accounting for any patent term extension that may be available.

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

For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, the FDA is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent, provided that the extended patent term may not exceed fourteen years after the date of approval of the marketing application. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on any issued U.S. patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in jurisdictions where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. If patents are issued on our pending patent applications, the resulting patents are expected to expire on dates ranging from 2040 to 2045, unless we receive patent term extension or patent term adjustment, or both.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (the FDCA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s GLP requirements and other applicable regulations;
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
•
satisfactory completion of potential FDA audit of select clinical trial sites to assure compliance with GCP; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, PK, pharmacology, and PD characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30- day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA conducts a preliminary review of an NDA within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

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

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date.

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory studies be underway prior to granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Rare Pediatric Disease Priority Review Voucher Program

In 2012, the U.S. Congress authorized the FDA to award priority review vouchers to Sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive priority review of a subsequent marketing application for a different product. The Sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the Sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the Sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any Rare Pediatric Disease Priority Review Voucher.

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

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity or existing patent term if a sponsor conducts clinical trials in children in response to a written request from the FDA and meets other conditions. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which currently cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

In addition, other legislative changes have been adopted since the ACA was enacted. Most recently, in March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Drug manufacturers’ Medicaid Drug Rebate Program rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. Other changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This has resulted in several Congressional inquiries and proposed and enacted federal and state regulations designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) came into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

Foreign Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization (MA), commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (GLP), as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH), guidelines on Good Clinical Practices (GCP), as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization in the EU

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

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

Orphan designation must be requested before submitting an MAA. An EU orphan medicinal product designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product candidate for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

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

Human Capital

As of March 18, 2024, we had 49 full-time employees, including a total of 16 employees with M.D. or Ph.D. degrees. Of these full-time employees, 37 employees are engaged in research and development.

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
•
We are early in our development efforts and have only recently begun clinical trials of two of our product candidates, and our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain marketing approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
As an organization, we have only recently begun conducting clinical trials, and we have never submitted an application for marketing approval and may be unable to do so for any of our product candidates.
•
Preclinical and clinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. We have only recently begun clinical trials of two of our product candidates, and our product candidates may not have favorable results in clinical trials or receive marketing approval on a timely basis, if at all.
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
•
We rely on third parties to conduct our clinical trials and some of our preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain marketing approval for or commercialize our product candidates may be delayed.
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
•
Our business is subject to risks arising from pandemic and epidemic diseases.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are very early in our development efforts, have limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company formed in 2018 with a limited operating history upon which you can evaluate our business and prospects. We have only recently begun testing TYRA-300 and TYRA-200 for oncology in clinical trials. Our other development programs are either in preclinical development or in the drug discovery stage. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, research and development activities including development of our proprietary SNÅP platform and identifying potential product candidates, establishing our intellectual property portfolio, conducting research and preclinical studies and clinical trials, and providing general and administrative support to these operations. Our approach to the discovery and development of product candidates based on our proprietary SNÅP platform is unproven, and we do not know whether we will be able to develop any product candidates that are successful in clinical development or products of commercial value.

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

We have incurred significant operating losses since our inception. Our net losses were $69.1 million and $55.3 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $164.8 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. TYRA-300, TYRA-200 and any of our other product candidates will require substantial additional development time and resources before we are able to apply for, or receive, marketing approval and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, and seek marketing approval for, and potentially commercialize any of our product candidates and as we seek to discover, develop and market additional potential product candidates.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, together with gross proceeds of approximately $200 million from the private placement financing we completed in February 2024, will enable us to fund our operations through at least until 2026. In particular, we expect that our existing cash, cash equivalents and marketable securities will allow us to complete the Phase 1 portion of our Phase 1/2 oncology clinical trial for TYRA-300 and Phase 1 clinical development for TYRA-200, as well as continue to advance the development of TYRA-300 for the treatment of achondroplasia. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in October 2022, we entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150 million in “at the market” offerings through or to the Agent, as sales agent or principal. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, the closure of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, a possible recession and rising inflation concerns have and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

Risks Related to the Discovery, Development and Marketing Approval of Our Product Candidates

We are early in our development efforts and have only recently begun clinical trials of two of our product candidates and our other development programs are in the preclinical or discovery stage. If we are unable to successfully develop, obtain marketing approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our research and development efforts and all of our development programs are either in early clinical development or the preclinical or drug discovery stage. We have invested substantially all of our efforts to date in developing our proprietary SNÅP platform, developing TYRA-300 and TYRA-200, identifying other potential product candidates and conducting preclinical studies. Although we have advanced TYRA-300 into clinical trials in adults with advanced urothelial carcinoma and other solid tumors with FGFR3 gene alterations and recently initiated the clinical trial of TYRA-200 in adults with unresectable locally advanced/metastatic intrahepatic cholangiocarcinoma and other advanced solid tumors with activating FGFR2 gene alterations, we are early in our clinical trials of these product candidates and will need to progress our other development programs through additional preclinical studies to enable us to submit INDs with the FDA and receive allowance from the FDA to proceed with initiating their clinical development, including for TYRA-300 in pediatric achondroplasia. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We are early in our development efforts for our product candidates and we will need to successfully complete IND-enabling studies, Phase 1 clinical trials and later-stage and pivotal clinical trials, in order to obtain marketing authorization from the FDA or comparable foreign regulatory authorities to market TYRA-300, TYRA-200 or any other product candidates. Carrying out clinical trials and the submission of a successful NDA is a complicated process. As an organization, we commenced our SURF301 Phase 1 clinical trial in November 2022 and initiated our SURF201 Phase 1 clinical study of TYRA-200 in December 2023. Our other development programs are in the preclinical development stage. We have not previously completed any clinical trials, have limited experience as a company in preparing and submitting marketing applications and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. If we decide to develop TYRA-300 or TYRA-200 for multiple indications, we may be required to submit multiple INDs to the FDA for these development programs and may not conduct a clinical trial in the United States for that indication until we do so. For example, we are conducting IND-enabling studies of TYRA-300 in pediatric achondroplasia to support an IND submission prior to commencing clinical development. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of TYRA-300, TYRA-200 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials, could prevent us from, or delay us in submitting NDAs for, and commercializing our product candidates.

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of TYRA-300, TYRA-200 and other potential product candidates targeting acquired resistance mutations in FGFR3, and FGFR4, we do not know whether TYRA-300, TYRA-200 or the other potential product candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our current or future clinical trials in humans. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. In November 2022 we commenced a Phase 1 clinical trial evaluating TYRA-300 and in December 2023 initiated a Phase 1 clinical study of TYRA-200. If unexpected observations or toxicities are observed in these trials, or in IND-enabling studies for any of our other product candidates, such results could delay and possibly prevent or limit clinical trials for our product candidates. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

For the foregoing reasons, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be successful. In addition, any safety concerns observed in any one of our clinical trials in our targeted indications could impair the development, marketing approval or commercial prospects of our product candidates in those and other indications, such as TYRA-300 for oncology and achondroplasia and TYRA-200 for oncology, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (EU) recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations (CROs), may impact our developments plans.

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

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for regulatory allowance before proceeding with clinical development. We will also need to complete IND-enabling studies and submit INDs for TYRA-300 in pediatric achondroplasia and our other development programs prior to initiating clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing or planned clinical trials for TYRA-300, TYRA-200, or any other product candidate, could significantly affect our product development timelines and development costs.

We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
obtaining regulatory allowance or authorization to commence a trial or reaching a consensus with regulatory authorities on trial design;
•
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
failure to reach an agreement with diagnostic companies for the development and use of liquid biopsy companion diagnostic tests in our clinical trials;
•
obtaining approval from one or more institutional review boards (IRBs) (or ethics committees);
•
IRBs (or ethics committees) refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional patients, or withdrawing their approval of the trial;
•
changes to clinical trial protocol;
•
identifying sufficient appropriately qualified investigators and other professionals to conduct the clinical trials;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
manufacturing sufficient quantities of product candidates for use in clinical trials;
•
patients failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up;
•
patients choosing alternative treatments for the indications for which we are developing our product candidates, or participating in competing clinical trials;
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
•
severity of the disease or condition under evaluation;
•
the proximity of patients to clinical sites;
•
the eligibility and exclusion criteria for the trial;
•
the design of the clinical trial;
•
the risk that enrolled patients will not complete a clinical trial;
•
efforts to facilitate timely enrollment in clinical trials;
•
patient referral practices of physicians;
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

The approval, certification or clearance of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA or comparable foreign regulatory authorities require approval or clearance of a companion diagnostic for any of our product candidates, whether before or concurrently with marketing approval of the product candidate, we and/or our collaborators, may encounter difficulties in developing and obtaining approval, certification or clearance for these companion diagnostics. Any delay or failure by us or potential future collaborators to develop or obtain regulatory approval or clearance of a companion diagnostic could delay or prevent approval, certification or continued marketing of our related product candidates. Indeed, approval, certification or clearance of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

In addition, in January 2024, the FDA announced that it intends to initiate the process to reclassify most in vitro diagnostic tests (IVDs) that are currently Class III into Class II, including companion diagnostic IVDs. If such reclassification efforts occur, any companion diagnostics that are the subject of the down- classification may no longer require premarket approval, but rather may be marketed pursuant to the generally less burdensome 510(k) clearance process. However, there is no assurance that any companion diagnostic required for our pharmaceutical development programs will benefit from the reclassification, or that the reclassification, even if it does occur, will result in a shorter timeline to development or marketing of the companion diagnostic.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission grants orphan designation after receiving the opinion of the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products. In the EU, a medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

We have received orphan drug designation from the FDA for TYRA-300 for the treatment of achondroplasia, and we may seek additional orphan drug designations in the United States and/or the EU for TYRA-300 and our other product candidates in qualified patient populations. There can be no assurance that the FDA or European Commission will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a drug no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease or condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authorities can subsequently approve the same drug for the same disease or condition if such regulatory authority concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs for the same or similar disease or condition containing a different active ingredient. In addition, if a subsequent drug is approved for marketing for the same or a similar disease or condition as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have obtained a rare pediatric disease designation for TYRA-300 for the treatment of achondroplasia, however, there is no guarantee that any FDA approval of TYRA-300 will result in issuance of a priority review voucher.

In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” (RPD) that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a RPD drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the RPD drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

We have obtained a RPD designation for TYRA-300 for the treatment of achondroplasia, however, there is no guarantee that we will be able to obtain a priority review voucher, even if TYRA-300 is approved by the FDA for use in achondroplasia patients. For example, the FDA may determine that an NDA, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•
the product no longer meets the definition of a RPD;
•
the product contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in another marketing application;
•
the application does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; or
•
the application is approved for a different adult indication than the RPD for which the product is designated

Moreover, Congress included a sunset provision in the statute authorizing the RPD priority review voucher program. Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved RPD product application if the sponsor has RPD designation for the product candidate, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any RPD priority review vouchers.

We may conduct clinical trials for certain of our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided the FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

The ability of the FDA and comparable foreign regulatory activities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and comparable foreign regulatory activities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory activities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory activities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and comparable foreign regulatory activities may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays.

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

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We plan to rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP or similar foreign requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance, qualified personnel, and accurate and complete recordkeeping. If the FDA or comparable foreign regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us or the third-party manufacturers, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We rely on third parties to conduct our clinical trials and some of our preclinical studies. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain marketing approval for or commercialize our product candidates may be delayed.

We are dependent on third parties to conduct our clinical trials and some of our preclinical studies. Specifically, we have used and relied on, or intend to use and rely on, medical institutions, clinical investigators, CROs, contract development and manufacturing organizations, and consultants to conduct some of our preclinical studies and to conduct clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these preclinical studies and clinical trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our CROs, investigators and other third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA or comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators, trial sites, and other third parties. If we or any of our CROs, trial sites or other third parties fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

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

Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS, as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export recordkeeping, and other activities relating to our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP (and similar requirements outside the United States) and GCP requirements for any clinical trials that we conduct post- approval. Manufacturers of approved products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP or similar foreign regulations and standards. Later discovery of previously unknown problems with our products, including additional adverse events or adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Moreover, we are initially developing TYRA-300 for the treatment of mUC and pediatric achondroplasia, and initially developing TYRA-200 in FGFR2-driven Intrahepatic cholangiocarcinoma (ICC) resistant to previous FGFR inhibitors. These indications each target a small patient population. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate with a smaller patient population that accounts for the smaller potential market size. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

We expect to face competition from existing products and products in development for each of our product candidates. There are four currently approved pan-FGFR inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Taiho’s Lytgobi (futibatinib) and QED Therapeutics’ Truseltiq (infigratinib), approved in FGFR2 gene rearrangements in cholangiocarcinoma, and Janssen Biotech, Inc.’s Balversa (erdafitinib), approved in specific FGFR3 gene alterations. There are a number of other isoform-specific FGFR inhibitors such as Relay Therapeutics, Inc.’s lirafugatinib (RLY-4008), Kinnate Biopharma Inc.’s KIN-3248, TransThera’s tinengotinib and Lilly’s Loxo Oncology’s isoform-selective FGFR3 inhibitor compound, LOXO-435 (LOX-24350). BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-natriuretic peptide (CNP)analog is approved in the United States for children with achondroplasia. There are a number of other experimental therapies in development for achondroplasia, including Ascendis’ CNP pro-drug (TransCon CNP), QED Therapeutics’ low dose pan-FGFR inhibitor (infigratinib) and Sanofi’s anti-FGFR3 antibody (SAR-442501). There are currently no approved FGFR4 inhibitors, but there remain a number of FGFR4 programs in clinical development in China, including Abbisko’s ABSK011.

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

We have substantially increased, and will need to continue to grow, the size and capabilities of our organization, and we may experience difficulties in managing this growth.

We have substantially increased our organization from four employees as of December 31, 2019 to 49 full-time employees as of March 18, 2024, including 37 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, and as we transition into operating as a public company, we expect to need to continue to add significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to successfully develop and, if approved, commercialize product candidates developed from our FGFR programs and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and, if approved, commercialize TYRA-300, TYRA-200 and any of our other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

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

In addition, certain state laws and regulations govern the privacy, processing and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA) which went into effect on January 1, 2020, gives California residents certain rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes further obligations on businesses processing the personal information of California residents, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations, which could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the European Union General Data Protection Regulation, (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (DPF), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was passed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of confidential information including, without limitation, intellectual property, proprietary business information, preclinical and clinical trial data, health-related information and personal information (collectively, Confidential Information). Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, cybersecurity threats (such as denial-of-service attacks, cyberattacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks), misconfigurations, “bugs” or other vulnerabilities, fraud, sophisticated nation-state and nation-state-supported actors, unauthorized access or use, natural disasters, terrorism, war, and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/ or physical facilities in order to gain access to our data.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our third party service provider’s operations or result in the unauthorized disclosure of or access to Confidential Information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals, governmental authorities, supervisory bodies, the media and other parties of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Also, due to the continued hybrid working environment, many of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely.

Any security breach or other incident, whether real or perceived, could impact our reputation, impact the integrity of our data, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of Confidential Information, or damage to, our data or applications, or inappropriate disclosure of Confidential Information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant incident response, system restoration or remediation and future compliance costs, as well as significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the wars between Russia and Ukraine and Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward and, subject to limitations, offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2023, we had federal and state net operating loss (NOL) carryforwards of approximately $58.0 million and $44.1 million, respectively.

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

We do not own or license any issued patents and substantive examination is just beginning on our pending patent applications, which makes it is difficult to forecast the extent of any future patent right.

We cannot be certain that the claims in our U.S. pending patent applications or corresponding international patent applications, or patent applications in certain foreign territories, will be considered patentable by the USPTO. Patent claims are subject to revision during prosecution and pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the third party’s technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology. At present, none of our patent applications have completed substantive examination by patent offices, which makes it impossible at this time to gauge which art will be cited by examiners or the extent of any rejections we may receive. For example, examiners at a patent office may uncover prior art of which we were not previously aware, and if this cited prior art encompasses our claimed inventions, it may restrict patentability or prevent allowance of any pending patent claims. Furthermore, the patent prosecution process is expensive, time-consuming, and often a multi-year process. We and any future licensors may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. Therefore, we cannot be certain that we will own any issued patents or develop a patent portfolio, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Finally, a Unitary Patent and Unified Patent Court (UPC) system was implemented in Europe on June 1, 2023. This new regime may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, the scope of patentable subject matter under 35 U.S.C. § 101 has evolved significantly over the past several years as the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our ability to protect and enforce our intellectual property in the future.

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

We currently solely own intellectual property covering our product candidates. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. In order to avoid infringing these third-party patents, we may find it necessary or prudent to obtain licenses to such patents from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for our product candidates and other proprietary technologies we may develop. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may in the future pursue invalidity proceedings with respect to third-party patents. The outcome following legal assertions of invalidity is unpredictable. Even if resolved in our favor, these legal proceedings may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such proceedings adequately. Some of these third parties may be able to sustain the costs of such proceedings more effectively than we can because of their greater financial resources. If we do not prevail in the patent proceedings the third parties may assert a claim of patent infringement directed at our product candidates.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Third parties, such as a competitor, may infringe, misappropriate, or otherwise violate our future issued patents and other intellectual property rights. In a patent infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable or may refuse to stop the other party from using the invention at issue on the grounds that the patent does not cover the technology in question or that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). In addition, our patent rights may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. An adverse result in any litigation proceeding could put our patent rights at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

•
the impact of any natural disasters or public health emergencies;
•
general economic, industry, geopolitical and market conditions, events or factors, many of which are beyond our control, such as the wars between Russia and Ukraine and Israel and Hamas, inflation and interest rate changes and financial institution instability;
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

In addition, certain of our existing stockholders are entitled to rights with respect to the registration of their shares under the Securities Act. Also, in connection with the private placement of our common stock in February 2024, we will file a registration statement for the resale by certain holders of 9,286,023 shares of our common stock and 6,087,230 shares of our common stock issuable upon exercise of pre-funded warrants, cumulatively representing approximately 26.3% of our total outstanding common stock based on shares outstanding as of March 9, 2024. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Our business is subject to risks arising from pandemic and epidemic diseases.

Future pandemics, including the residual effects of the COVID-19 pandemic, or other public health epidemics have the potential to present substantial public health and economic challenges and affect our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. A pandemic or epidemic poses the risk that we or our employees, contractors, including our CROs, suppliers, collaborators and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact on our business of pandemic or epidemic disease outbreaks, such outbreaks could: disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities; impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including the risk that participants enrolled in our clinical trials will contract the pandemic or epidemic disease in question, while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Future pandemics or epidemics could also potentially affect the business of the FDA or comparable foreign regulatory authorities, which could result in delays in meetings related to planned or ongoing clinical trials. Any future pandemic or epidemic disease outbreak may have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which any future pandemic or epidemic disease could impact our results will depend on future developments that are highly uncertain and cannot be predicted.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We implement reasonable administrative, technical and procedural safeguards to manage cybersecurity risks, including enforcing single sign-on or multi-factor authentication where supported or appropriate. We engage third-party cybersecurity experts to assess the security of our network. In addition, we engage a third-party to perform internal audits of our IT General Controls (ITGCs).

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is designed to be integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology environment;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors that have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee (the Committee) oversight of cybersecurity risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary or appropriate, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors may also receive briefings from management on our cyber risk management program. Board members may receive presentations on cybersecurity topics from our Chief Financial Officer (CFO), internal security staff or external experts as part of the board of director's continuing education on topics that impact public companies. Members of our management team, including our CFO, General Counsel, Vice President of Finance, Vice President of Quality, and IT Senior Director, are responsible for assessing and managing our material risks from cybersecurity threats. This cybersecurity management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. This team includes individuals with significant experience running or overseeing cybersecurity programs at similarly sized biotechnology organizations and navigating the associated risk landscape.

Our cybersecurity management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties.

Our corporate headquarters are located in Carlsbad, California, where we lease approximately 13,065 square feet of laboratory and office space. Our headquarters consist of approximately 4,734 square feet of original space (the Original Space) and 8,331 square feet of space in an adjacent building (the Expansion Space). The lease for the Expansion Space commenced in November 2023. The lease for the Original Space and Expansion Space will end 120 months after the commencement date (November 2023) of the Expansion Space lease, subject to certain renewal options granted to us. We believe that our existing and planned expansion facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if required.

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

Holders of Common Stock

As of March 15, 2024, there were approximately 61 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As of December 31, 2023, we estimate that we have used approximately $112.4 million of the proceeds from our IPO for general corporate purposes, including to fund the development of TYRA-300, TYRA-200 and our other development programs. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

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

In oncology, the widespread availability of approved targeted treatments, such as kinase inhibitors, has transformed the cancer treatment landscape. Despite the therapeutic benefit that targeted oncology treatments have created for some patients, the response rate and duration of efficacy is often limited by acquired drug resistance, off-target toxicities and other shortcomings of existing therapies. We are using our proprietary SNÅP platform in order to generate novel product candidates that are specifically designed to limit off-target toxicities and address acquired drug resistance to provide next-generation treatment options.

Our lead product candidate, TYRA-300, is an investigational, oral, FGFR3-selective inhibitor currently being evaluated in an international, multi-center, open label Phase 1 clinical study, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors). SURF301 (NCT05544552) was designed to determine the optimal and maximum tolerated doses (MTD) and the recommended Phase 2 dose (RP2D) of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. SURF301 is currently enrolling adults with locally advanced or metastatic urothelial carcinoma (mUC) and other advanced solid tumors with FGFR3 gene alterations. As of March 2024, the Part A Phase 1 portion of SURF301 has completed dose escalation without determining an MTD, and the current expansion cohorts in Part B are evaluating potentially therapeutic once daily and twice daily doses. We expect to submit initial results from the SURF301 Phase 1 portion for presentation at a scientific congress in the second half of 2024.

Beyond oncology, FGFR3 is implicated in many genetically-defined conditions, such as achondroplasia (ACH) and other skeletal dysplasias, due to its role in regulating bone and cartilage formation. In March 2023, we announced we were expanding development of TYRA-300 into ACH based on positive preclinical results demonstrated in a study performed in collaboration with the Imagine Institute in Paris, France. Data from the study showed that TYRA-300 increased body length in mice by 17.9% compared to the vehicle (p<0.0001) and increased the length of the femur (+22.6%), tibia (+33.0%) and L4-L6 (+23.5%) in mice (p<0.0001) (with n=8 for TYRA-300, after excluding two mice from the dataset when molecular analysis showed chimeric incorporation of mutation, and n=10 for vehicle, after excluding one vehicle mouse from the dataset when molecular analysis showed chimeric incorporation of mutation). Achondroplasia, the most common form of dwarfism, is a skeletal dysplasia in which growth plate cartilage is affected, resulting in decreased growth of the long bones, vertebral bodies and skull base. These growth differences can result in health complications such as foramen magnum and spinal stenosis, hydrocephalus, genu varum (bowed legs), and sleep apnea. A specific DNA mutation in FGFR3 causes an estimated 99% of ACH.

We believe that the design of TYRA-300 may have a meaningful impact on ACH and potentially other skeletal dysplasias. We are conducting additional IND-enabling studies and plan to submit an Investigational New Drug (IND) application to the FDA in the second half of 2024 for the initiation of a Phase 2 clinical trial testing multiple doses of TYRA-300 to support children with ACH. We expect that the primary objective of this study will be to assess safety and tolerability in children with ACH and determine the dose(s) for further development. We expect that secondary objectives will include evaluating change in growth velocity, growth proportionality and PK. We are also planning exploratory assessments of clinical outcomes and quality of life measures, and an evaluation of biomarkers to determine dose-response relationships to TYRA-300. Our current expectation is that the study will initially evaluate treatment naïve children ages 5-12 to determine optimal dose ranges, and will also include a separate cohort and analysis of children ages 5-12 with ACH who have received and did not tolerate or respond to a prior growth accelerating therapy. In July 2023 and January 2024, the FDA granted Orphan Drug Designation (ODD) and Rare Pediatric Disease (RPD) Designation to TYRA-300, respectively, for the treatment of ACH.

Our second oncology product candidate, TYRA-200, is an investigational, oral, FGFR1/2/3 inhibitor with potency against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations. TYRA-200 is currently being evaluated in a multi-center, open label Phase 1 clinical study, SURF201 (Study in PrevioUsly treated and Resistant FGFR2+ Cholangiocarcinoma and Other Advanced Solid Tumors) (NCT06160752) that is designed to evaluate the safety, tolerability, and PK of TYRA-200 and determine the optimal dose for further development and the MTD and RP2D, as well as evaluate preliminary antitumor activity.

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the years ended December 31, 2023 and 2022 were $69.1 million and $55.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $164.8 million. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $203.5 million.

In February 2024, we completed a private placement of 9,286,023 shares of our common stock and pre-funded warrants to purchase an aggregate of 6,087,230 shares of our common stock for gross proceeds of approximately $200 million (the 2024 PIPE) before deducting offering expenses.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2023, together with gross proceeds of approximately $200 million from the 2024 PIPE, will be sufficient to fund our operating expenses and capital expenditures through at least 2026. We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work;
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

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$62,518	$43,008	$19,510
General and administrative	17,427	15,919	1,508
Total operating expenses	79,945	58,927	21,018
Loss from operations	(79,945)	(58,927)	(21,018)
Other income (expense):
Interest income	10,850	3,652	7,198
Other expense	(39)	(50)	11
Total other income, net	10,811	3,602	7,209
Net loss	$(69,134)	$(55,325)	$(13,809)

Research and Development Expenses

Research and development expenses were $62.5 million and $43.0 million for the years ended December 31, 2023 and 2022, respectively. The overall increase of $19.5 million was primarily due to an increase in CRO and drug manufacturing costs to support our ongoing and planned clinical trials of $13.7 million, an increase in personnel costs of $4.0 million, an increase in stock-based compensation costs of $3.4 million, and an increase in facilities and other operating costs of $1.1 million. The increase was partially offset by a decrease in preclinical expenses of $2.7 million.

The following table summarizes our research and development expenses by development program for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
External research and development expense by program
TYRA-300 ACH	$5,268	$2,676
TYRA-300 ONC	15,613	9,958
TYRA-200	4,418	5,879
TYRA-430	4,987	1,988
Other development programs	7,940	7,022
Unallocated research and development expense
Other research and development	4,253	2,822
Personnel and stock-based compensation	20,039	12,663
Total research and development expense	$62,518	$43,008

General and Administrative Expenses

General and administrative expenses were $17.4 million and $15.9 million for the years ended December 31, 2023 and 2022, respectively. The increase of $1.5 million was primarily due to an increase in professional services costs of $1.0 million, an increase in personnel costs of $0.9 million, and an increase in facilities and other operating costs of $0.1 million. The increase was partially offset by a decrease in stock-based compensation costs of $0.5 million.

Other Income

Other income was $10.8 million and $3.6 million for the years ended December 31, 2023 and 2022, respectively. The increase of $7.2 million was primarily related to an increase in interest rate return on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

On September 17, 2021, we completed our IPO and issued 12,420,000 shares of common stock for net proceeds of approximately $181.2 million. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with net proceeds of $157.2 million excluding issuance costs of $0.4 million.

On February 6, 2024, we completed a private placement of 9,286,023 shares of our common stock and pre-funded warrants to purchase an aggregate of 6,087,230 shares of our common stock in lieu of shares of common stock for gross proceeds of approximately $200 million, before deducting offering expenses. We will file a registration statement on Form S-3 registering the resale of the shares of common stock and shares of common stock issuable upon the exercise of pre-funded warrants issued in the private placement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to TYRA-300, TYRA-300 ACH, TYRA-200 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place. As of December 31, 2023, we have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(50,139)	$(50,285)
Net cash used in investing activities	(144,605)	(559)
Net cash provided by financing activities	1,537	632
Net cash decrease for the period	$(193,207)	$(50,212)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $50.1 million, consisting primarily of our net loss of $69.1 million, adjusted for $12.6 million of non-cash charges primarily related to stock-based compensation expense and $6.4 million for net changes in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2022 was $50.3 million, consisting primarily of our net loss of $55.3 million, adjusted for $10.9 million of non-cash charges primarily related to stock-based compensation expense partially offset by $5.9 million for net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $144.6 million, consisting of $143.8 million for purchases of marketable securities available-for-sale and $0.8 million for purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2022 was $0.6 million, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $1.5 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively, primarily related to proceeds from issuances of common stock under benefit plans.

Future Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, together with gross proceeds of approximately $200 million from 2024 PIPE will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
delays or issues with any of the above, including that the risk of each may be exacerbated any future pandemics or epidemic diseases, potential geopolitical instability and war, inflation or rising interest rates.

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

Contractual Obligations and Commitments

We lease our corporate office and laboratory space in Carlsbad, California. As of December 31, 2023, total future aggregate operating lease commitments were $9.5 million, with approximately $0.8 million due in 2024, and the remaining due in periods from 2025 through 2033. These obligations are further described in Note 10 to our audited financial statements.

In addition, we enter into agreements in the normal course of business with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. These obligations and commitments are not separately presented.

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

While our significant accounting policies are described in more detail in Note 1 to our financial statements included elsewhere in this filing, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk based on changes in interest rates. Our cash, cash equivalents and marketable securities were $203.5 million as of December 31, 2023 and consisted of cash, money market funds and securities issued by the U.S. government and its agencies. Due to a short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our portfolio. However, declines in interest rates would reduce future interest income and cash flow. A hypothetical 10% relative change in interest rates during the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. As of December 31, 2023, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tyra Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tyra Biosciences, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 19, 2024

Tyra Biosciences, Inc.

Balance Sheets

(in thousands, except share and par value data)

	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$58,006	$251,213
Marketable securities	145,463	—
Prepaid and other current assets	8,202	6,075
Total current assets	211,671	257,288
Restricted cash	1,000	1,000
Property and equipment, net	1,628	1,077
Right-of-use assets	6,526	2,466
Other long-term assets	5,032	4,350
Total assets	$225,857	$266,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,662	$1,145
Lease liabilities, current	280	140
Accrued and other current liabilities (including related party amounts of $0 and $59, respectively)	10,391	4,416
Total current liabilities	15,333	5,701
Lease liabilities, noncurrent	6,216	2,482
Other long-term liabilities	46	169
Total liabilities	21,595	8,352
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2023 and December 31, 2022; no shares issued and outstanding at December 31, 2023 and December 31, 2022.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and December 31, 2022; 43,099,055 and 42,634,459 shares issued at December 31, 2023 and December 31, 2022, respectively, and 43,024,634 and 42,353,550 shares outstanding at December 31, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	368,707	353,521
Accumulated other comprehensive income	381	—
Accumulated deficit	(164,830)	(95,696)
Total stockholders’ equity	204,262	257,829
Total liabilities and stockholders’ equity	$225,857	$266,181

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$62,518	$43,008
General and administrative (including related party amounts of $0 and $765, respectively)	17,427	15,919
Total operating expenses	79,945	58,927
Loss from operations	(79,945)	(58,927)
Other income (expense):
Interest income	10,850	3,652
Other expense	(39)	(50)
Total other income, net	10,811	3,602
Net loss	$(69,134)	$(55,325)
Unrealized gain on marketable securities available-for-sale, net	381	—
Comprehensive loss	$(68,753)	$(55,325)
Net loss per share, basic and diluted	$(1.62)	$(1.32)
Weighted-average shares used to compute net loss per share, basic and diluted	42,704,876	41,883,904

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	41,441,135	$4	$342,104	$—	$(40,371)	$301,737
Issuance of common stock for stock option exercises	98,276	—	632	—	—	632
Vesting of shares of common stock subject to repurchase	814,139	—	197	—	—	197
Stock-based compensation	—	—	10,588	—	—	10,588
Net loss	—	—	—	—	(55,325)	(55,325)
Balance at December 31, 2022	42,353,550	$4	$353,521	$—	$(95,696)	$257,829
Issuance of common stock under benefit plans	464,596	—	1,537	—	—	1,537
Vesting of shares of common stock subject to repurchase	206,488	—	124	—	—	124
Stock-based compensation	—	—	13,525	—	—	13,525
Unrealized gain on marketable securities available-for-sale, net	—	—	—	381	—	381
Net loss	—	—	—	—	(69,134)	(69,134)
Balance at December 31, 2023	43,024,634	$4	$368,707	$381	$(164,830)	$204,262

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(69,134)	$(55,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	353	296
Stock-based compensation	13,525	10,588
Accretion on marketable securities, net	(1,247)	—
Loss on disposal of property and equipment	4	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,823)	(8,238)
Accounts payable, accrued expenses and other liabilities (including related party amounts of $0 and $12, respectively)	9,369	2,357
Right-of-use assets and lease liabilities, net	(186)	34
Net cash used in operating activities	(50,139)	(50,285)
Cash flows from investing activities:
Purchases of marketable securities	(143,835)	—
Purchases of property and equipment	(770)	(559)
Net cash used in investing activities	(144,605)	(559)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	1,537	632
Net cash provided by financing activities	1,537	632
Net cash decrease for the period	(193,207)	(50,212)
Cash, cash equivalents and restricted cash at beginning of the period	252,213	302,425
Cash, cash equivalents and restricted cash at end of the period	$59,006	$252,213
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$58,006	$251,213
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$59,006	$252,213
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for lease liability	$4,405	$1,572
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued expenses	$125	$—
Vesting of options early exercised subject to repurchase	$124	$197

See accompanying notes to financial statements.

1. Organization and Summary of Significant Accounting Policies

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $164.8 million and cash, cash equivalents and marketable securities of $203.5 million as of December 31, 2023. From its inception through December 31, 2023, the Company has financed its operations primarily through the sale of common stock and private placements of its convertible preferred stock.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the nature of the instruments held in the depository institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2023, the Company had cash and cash equivalents balances deposited at major financial institutions.

Marketable Securities

Marketable securities consist of debt securities of government-sponsored entities. These securities are classified as available-for sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders' equity. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized into interest income. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management's view that the entire portfolio is available and the Company may use the proceeds from sale of these investments to fund current operations, as necessary.

Allowance for Credit Losses

The Company regularly reviews its portfolio for declines in fair value. For investments in an unrealized loss position, the Company assesses whether the decline is based on credit losses or other factor. As part of this assessment, the Company considers the cause of the impairment, the creditworthiness of the security issuers, current market conditions, the number of securities in unrealized loss position, the severity of the losses, whether it will be required or will intend to sell the investment before recovery of its amortized cost basis. If fair value decline is determined to be due to a credit-related factor, the amortized cost basis is written down to fair value through net loss. If fair value decline is not due to credit-related factors, a loss is recorded in other comprehensive income or loss. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate.

We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized costs basis of the investment. Uncollectible accrued interest receivables associated with an impaired marketable security are reversed against interest income upon identification of the impairment.

Fair Value Measurements

The Company measures cash equivalents and available-for-sale debt securities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Therefore, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Fair value is affected by a number of factors, including the type of asset or liability, the characteristics specific to the asset or liability and the state of the marketplace including the existence and transparency of transactions between market participants. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Money market funds are highly liquid investments and are classified as Level 1. The pricing information for these assets is readily available and can be independently validated as of the measurement date. Available-for-sale debt securities are valued using observable inputs from similar assets, or from observable data in markets that are not active. These assets are classified as Level 2.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2023 and 2022 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases which are considered a non-current asset on the balance sheets.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years, or the remaining term of the lease).

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of December 31, 2023, the Company had no accrued interest or penalties.

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive income or loss. Other comprehensive income (loss) refers to gains or losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of unrealized gains and losses on marketable securities.

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

The Company previously entered into a consulting agreement with van den Boom & Associates, LLC (van den Boom & Associates), a professional services firm contracted to provide resources to assist with day-to-day accounting functions. Services provided under the agreement with van den Boom & Associates are billed at hourly rates. On April 16, 2021, Ms. van den Boom, the managing partner of van den Boom & Associates, entered into an employment agreement with the Company whereby she became its Chief Financial Officer, at which point van den Boom & Associates was considered a related party under FASB ASC 850. Ms. van den Boom resigned as the Chief Financial Officer, effective December 31, 2022. Effective January 1, 2023, van den Boom & Associates was no longer considered a related party.

Capitalized Software Implementation Costs

The Company capitalizes certain implementation costs incurred under a cloud computing arrangement that is a service contract. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included within prepaid and other current assets, and other long-term assets on the accompanying balance sheets. Amortization of capitalized implementation costs is recognized on a straight-line basis over the term of the associated hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Recently Adopted Accounting Principles

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11. The standard amended the impairment model requiring that credit losses be reported using an expected losses model rather than the incurred losses model. For available-for-sale debt securities with expected credit losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted ASU 2016-13, and related updates, using modified retrospective approach on January 1, 2023. The adoption had an immaterial impact on the Company's financial statements and related disclosures.

Issued Accounting Pronouncements Not Yet Adopted

On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, “Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023. The Company is evaluating the impact the adoption will have on the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statements.

Although there were several other new accounting pronouncements issued or proposed by the FASB, the Company does not believe any of those accounting pronouncements have had or will have a material impact on its financial position or operating results.

2. Fair Value Measurements

The following table shows the Company's cash, cash equivalents, marketable securities, and restricted cash measured at fair value as of December 31, 2023 and 2022 as follows (in thousands):

	Year Ended December 31, 2023
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$58,006	$58,006	$—	$—
Restricted cash:
Money market funds	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	95,599	—	95,599	—
U.S. government agency securities	49,864	—	49,864	—
Total marketable securities	145,463	—	145,463	—
Total	$204,469	$59,006	$145,463	$—

	Year Ended December 31, 2022
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$251,213	$251,213	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Total	$252,213	$252,213	$—	$—

The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

3. Marketable Securities

The following table summarizes the Company's marketable securities accounted for as available-for-sale securities (in thousands, except years):

	Year Ended December 31, 2023
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	1 or less	$76,481	$153	$—	$76,634
U.S. government agency securities	1 or less	37,376	38	(3)	37,411
U.S. Treasury securities	1-2	18,846	118	—	18,964
U.S. government agency securities	1-2	12,379	75	—	12,454
Total		$145,082	$384	$(3)	$145,463

The following table presents fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position as of December 31, 2023, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	Year Ended December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency securities	$9,939	$(3)	$—	$—	$9,939	$(3)
Total	$9,939	$(3)	$—	$—	$9,939	$(3)

As of December 31, 2023, there was one available-for-sale security with an estimated fair value of $9.9 million in a gross unrealized loss position for less than 12 months. As of December 31, 2023, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate increases. Additionally, the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.

Accrued interest on the Company's available-for-sale securities was $0.7 million as of December 31, 2023 and is included in prepaid and other current assets on the balance sheets.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Equipment	$1,443	$1,119
Computers and software	208	181
Leasehold improvements	402	156
Furniture and fixtures	382	82
	2,435	1,538
Less: accumulated depreciation	(807)	(461)
Total property and equipment, net	$1,628	$1,077

The Company recognized $0.4 million and $0.3 million in depreciation expense for the years ended December 31, 2023 and 2022, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued payroll and other employee benefits	$5,117	$2,854
Accrued research and development	4,848	1,028
Accrued legal and professional fees	132	94
Accrued other general and administrative fees	294	440
Total accrued and other current liabilities	$10,391	$4,416

6. Stockholders' Equity

Common Stock

Common stock reserved for future issuance consisted of the following:

	December 31, 2023	December 31, 2022
Common stock options granted and outstanding	8,276,442	5,890,869
Shares available for future issuance under the 2021 Incentive Award Plan	3,677,313	4,339,373
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,129,399	759,442
Total common stock reserved for future issuance	13,083,154	10,989,684

On October 3, 2022, the Company entered into the Sales Agreement with the Agent, under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of December 31, 2023, no shares of common stock were issued and sold pursuant to the Sales Agreement.

Restricted Stock

Since inception, the Company has issued 2,820,560 shares of restricted common stock at a price of $0.0001 per share to certain founders of the Company. The Company maintains a repurchase right whereby the shares of founders stock are released from such repurchase right over a period of time of continued service by the recipient. Certain founder shares were subject to repurchase by the Company and were not deemed to be outstanding, for accounting purposes, until those shares vested. There were no unvested founders shares as of December 31, 2023.

For the years ended December 31, 2023 and 2022, 3,828 and 491,342 shares vested in each period and the Company recognized $5 thousand and $0.3 million of related stock-based compensation expense for each period, respectively.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan, consisting of 4,537,850 shares reserved under 2021 Plan and 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan. The 2021 Plan share reserve increases by the number of shares under the 2020 Plan that are repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. As of December 31, 2023, 3,677,313 shares were authorized for issuance under the 2021 Plan.

A summary of the Company’s stock option activity for the year ended December 31, 2023 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	5,890,869	$7.91	8.8	$13,492
Granted	3,196,639	$13.26
Exercised	(408,209)	$2.80
Cancelled	(402,857)	$11.13
Outstanding at December 31, 2023	8,276,442	$10.07	8.3	$40,420
Exercisable at December 31, 2023	3,180,912	$8.30	7.5	$22,393
Vested and expected to vest as of December 31, 2023	8,276,442	$10.07	8.3	$40,420

As of December 31, 2023, there were no outstanding and unvested performance-based stock options.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions (excluding option modifications):

Year Ended December 31,
	2023	2022
Risk-free rate of interest	3.5 - 4.7%	1.6 - 4.3%
Expected term (years)	5.2 - 6.1	5.1 - 6.1
Expected stock price volatility	86.2 - 92.3%	82.3 - 90.4%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expense	$8,337	$4,914
General and administrative expense	5,188	5,674
Total	$13,525	$10,588

The weighted-average grant date fair value of options granted for the years ended December 31, 2023 and 2022 was $9.96 and $5.62 per share, respectively.

During the year ended December 31, 2023, 90,832 performance-based stock options vested upon the achievement of the related performance conditions. The Company recorded $0.9 million and $1.2 million of compensation expense relating to the vested performance-based stock options for the years ended December 31, 2023 and December 31, 2022, respectively.

For the years ended December 31, 2023 and 2022 forfeitures resulted in the reversal of compensation expense totaling $0.2 million, for each period.

As of December 31, 2023, the unrecognized compensation cost related to options was $40.6 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

Option Modifications

During the year ended December 31, 2022, two executive officers' options were modified. The changes resulted in the recognition of additional stock-based compensation expense of $2.0 million recorded within general and administrative expenses, including $1.2 million related to accelerated vesting pursuant to the executive’s original employment agreement and incremental stock-based compensation expense of $0.8 resulting from modified option terms. There were no option modifications during the year ended December 31, 2023.

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved and adopted the 2021 Employee Stock Purchase Plan (ESPP). The ESPP was subsequently approved by the stockholders on September 7, 2021. The ESPP became effective on the business day immediately prior to the effective date of the Company’s first registration statement. A total of 380,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the ESPP. In addition, the number of shares of the Company’s common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2022, the number of shares reserved for issuance under the 2021 Employee Stock Purchase Plan was increased to 805,361 shares and on January 1, 2023, the number of shares reserved for issuance was increased to 1,231,705 shares.

The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is twenty-four months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the years ended December 31, 2023 and 2022, the Company issued 56,387 and 45,919 shares, respectively, of common stock in connection with the ESPP. As of December 31, 2023, there were 1,129,399 shares available for future purchase under the ESPP.

During the years ended December 31, 2023 and 2022, the Company recognized compensation expense of $0.5 million and $0.4 million, respectively, related to the ESPP. As of December 31, 2023, the remaining unrecognized compensation expense related to the ESPP was $0.3 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.1 years.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted was recorded as a liability for the early exercise of stock options on the accompanying balance sheets and is transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2023 and 2022, 74,421 and 277,081 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of December 31, 2023 and 2022, the Company recorded $0.1 million and $0.2 million, respectively, associated with early exercised stock options in other long-term liabilities.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(69,134)	$(55,325)
Denominator:
Weighted-average common shares outstanding	42,882,832	42,627,825
Less: weighted-average unvested restricted common stock subject to repurchase	(2,393)	(269,174)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(175,563)	(474,746)
Weighted-average shares used to compute net loss per common share, basic and diluted	42,704,876	41,883,904
Net loss per share, basic and diluted	$(1.62)	$(1.32)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of December 31,
	2023	2022
Unvested restricted common stock subject to repurchase	—	3,828
Unvested common stock upon early exercise of stock options	74,421	277,081
Options to purchase common stock	8,276,442	5,890,869
Estimated shares purchasable under the ESPP	27,035	19,481
	8,377,898	6,191,259

9. Income Taxes

The following is a reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Expected tax benefit at statutory rate	$(14,518)	$(11,618)
State income tax, net of federal benefit	(67)	(58)
Officers compensation	389	598
Permanent items and other	1	(120)
Stock Compensation	(375)	827
Research credits	(3,345)	(2,093)
Change in valuation allowance	17,915	12,466
Provision for income taxes	$—	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$14,126	$11,596
Capitalized research and development	16,906	7,097
Tax credits	6,412	2,958
Stock compensation	2,871	1,016
Other, net	2,248	1,090
Total deferred tax assets	42,563	23,757
Valuation allowance	(40,920)	(23,085)
Deferred tax assets, net of valuation allowance	1,643	672
Deferred tax liabilities:
Depreciation	(266)	(151)
Right of use assets	(1,377)	(521)
Total deferred tax liabilities	(1,643)	(672)
Net deferred tax assets / (liabilities)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $40.9 million as of December 31, 2023 as management cannot conclude that it is more likely than not that certain deferred tax assets will be realized primarily due to the history of losses from inception. The Company increased its valuation allowance by approximately $17.8 million during the year ended December 31, 2023.

At December 31, 2023, the Company had federal and state tax loss carry forwards of approximately $58.0 million and $44.1 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. Of the amount of federal and state net operating loss carryforwards, $45.9 million and $1.2 million, respectively, can be carried forward indefinitely. Unless previously utilized, certain state net operating losses will begin to expire in 2038.

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

At December 31, 2023, the Company has federal and California research and development tax credits of $6.4 million and $2.0 million, respectively. The federal research and development tax credits begin to expire in 2038 unless previously utilized. The California research and development tax credits carry forward indefinitely.

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

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition, and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitations barring an assessment for an issue.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by tax authorities.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2023 and 2022, respectively (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance at January 1	$1,574	$1,142
Additions related to current year positions	605	366
Additions related to prior year positions	827	66
Ending balance at December 31	$3,006	$1,574

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

The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheet as of December 31, 2023 and has not recognized interest or penalties in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022. Further, the Company is not currently under examination by any federal, state or local tax authority.

10. Leases

The Company has operating leases for its office and laboratory space, including its corporate headquarters.

In August 2020, the Company entered into a lease agreement for approximately 4,734 square feet of office and lab space at 2656 State Street in Carlsbad, California, for the Company’s headquarters (the Original Lease). The Original Lease commenced in May 2021, with an option to extend for two additional 36 month periods.

In March 2022, the Company entered into a lease agreement for approximately 8,331 square feet of additional office and laboratory space at 2676 State Street in Carlsbad, California (the Expansion Lease). The Expansion Lease commenced for accounting purposes when the Company gained access to the premises in May 2023. The Company's obligation for payment of base rent began on the date the landlord delivered possession of the Expansion Lease premises in November 2023. The landlord completed improvements on the Expansion Lease premises, and the Company paid $0.5 million of these costs prior to the Expansion Lease commencement. The Company has concluded that the landlord is the accounting owner of these improvements, and therefore this payment has been included in the calculation of the right-of-use asset and lease liability. The Company is entitled to certain rent abatement for delays related to the landlord's delivery of the Expansion Lease premises to the Company. The Expansion Lease has a lease term of 120 months, starting on the day the landlord delivered possession of the Expansion Lease premises. The Company has an option to renew the Expansion Lease for two additional 36 month periods. The Original Lease was also amended to have the same lease expiration as the Expansion Lease.

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

Cash paid for amounts included in the measurement of lease liabilities was $0.8 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development expenses and general and administrative expenses in the statements of operations and comprehensive loss. Components of lease cost for the years ended December 31, 2023 and 2022, respectively, follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$708	$322
Short-term lease cost	61	81
Variable lease cost	79	56
Total lease cost	$848	$459

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of December 31,
Year ending December 31,
2024	$772
2025	873
2026	899
2027	926
2028	954
Thereafter	5,027
Total minimum lease payments	9,451
Less: amount representing interest	(2,955)
Present value of lease liabilities	6,496
Less: current portion of lease liabilities	(280)
Lease liabilities, noncurrent	$6,216

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (years) - operating leases	9.9	10.5
Weighted-average incremental borrowing rate - operating leases	8.07%	6.50%

11. Commitments and Contingencies

Other Funding Commitments

As of December 31, 2023, the Company had ongoing clinical and pre-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2023, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

12. Employee Benefits

The Company offers a 401(k) plan (401(k) Plan) for all employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. The Company did not make any matching employer contributions to the 401(k) Plan for the years ended December 31, 2023 and 2022.

13. Subsequent Events

On February 1, 2024, the Company entered into a securities purchase agreement (the February 2024 SPA) for a private placement of 9,286,023 shares of the Company's common stock at a price of $13.01 per share (the 2024 PIPE). The February 2024 SPA also included pre-funded warrants to purchase an aggregate of 6,087,230 shares of common stock in lieu of shares of common stock at a purchase price of $13.009 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The 2024 PIPE closed on February 6, 2024 and the Company received gross proceeds of approximately $200 million, before deducting offering expenses.

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

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management assessed our internal control over financial reporting as of December 31, 2023, and based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2023, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the Definitive Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Description of Registered Securities	10-K	3/3/22	4.3
4.4	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
10.1#	Tyra Biosciences, Inc. 2020 Equity Incentive Plan and form of stock option agreement thereunder	S-1	8/20/21	10.1
10.2#	Tyra Biosciences, Inc. 2021 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	9/9/21	10.2
10.3#	Tyra Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	9/9/21	10.3
10.4#	Non-Employee Director Compensation Program, amended and restated effective August 1, 2023	10-Q	11/7/23	10.1
10.5#	Tyra Biosciences, Inc. Annual Bonus Plan	10-K	3/22/23	10.5
10.6#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Todd Harris and the Registrant	S-1	8/20/21	10.12
10.7#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Daniel Bensen and the Registrant	S-1	8/20/21	10.13
10.8#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Ronald Swanson and the Registrant	S-1	8/20/21	10.15
10.9#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Hiroomi Tada and the Registrant	S-1	8/20/21	10.16
10.10#	Amended and Restated Employment Agreement, dated August 18, 2021, by and between Robert Hudkins and the Registrant	S-1	8/20/21	10.17
10.11#	Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Piyush Patel and the Registrant	S-1	8/20/21	10.18
10.12#	Employment Letter Agreement, dated May 16, 2022, by and between Ali Fawaz and the Registrant	10-Q	8/4/2022	10.1
10.13#	Employment Letter Agreement, dated December 31, 2022, by and between Alan Fuhrman and the Registrant	10-K	3/22/23	10.14
10.14#	Form of Indemnification Agreement for Directors and Officers	S-1	8/20/21	10.20
10.15	Office Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated August 5, 2020	S-1	8/20/21	10.19

10.16	First Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated March 2, 2022	10-K	3/3/22	10.14
10.17	Second Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated December 20, 2022	10-K	3/22/23	10.19
10.18	Office Lease, between the Registrant and Fabric 2676 State Street, LLC, a California limited liability company, dated March 2, 2022	10-K	3/3/22	10.15
10.19	First Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated May 16, 2022	10-K	3/22/23	10.21
10.20	Second Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated January 6, 2023	10-K	3/22/23	10.22
10.21	ATM Sales Agreement, dated October 3, 2022, by and between Virtu Americas LLC and the Registrant	8-K	10/3/22	1.2
10.22	Securities Purchase Agreement, dated February 1, 2024, by and between the Registrant and each of the purchasers party thereto	8-K	2/5/24	10.1
10.23	Third Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated March 18, 2024				X
23.1	Consent of independent registered public accounting firm				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy for Recovery of Erroneously Awarded Compensation				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)				X

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

Date: March 19, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd Harris, Ph.D.	President, Chief Executive Officer and Director	March 19, 2024
Todd Harris, Ph.D.	(principal executive officer)

/s/ Alan Fuhrman	Chief Financial Officer	March 19, 2024
Alan Fuhrman	(principal financial and accounting officer)

/s/ Isan Chen, M.D.	Director	March 19, 2024
Isan Chen, M.D.

/s/ Gilla Kaplan, Ph.D.	Director	March 19, 2024
Gilla Kaplan, Ph.D.

/s/ Nina Kjellson	Director	March 19, 2024
Nina Kjellson

/s/ Melissa McCracken, Ph.D.	Director	March 19, 2024
Melissa McCracken, Ph.D.

/s/ Robert More	Director	March 19, 2024
Robert More

/s/ Jake Simson, Ph.D.	Director	March 19, 2024
Jake Simson, Ph.D.

/s/ Siddarth Subramony, Ph.D.	Director	March 19, 2024
Siddarth Subramony, Ph.D.

/s/ Rehan Verjee	Director	March 19, 2024
Rehan Verjee