Form 10-Q
period 2024-03-31
Tyra Biosciences, Inc.
filed 2024-05-09
CIK 1863127

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 52,539,804 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and par value data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,366	$58,006
Marketable securities	128,096	145,463
Prepaid and other current assets	8,316	8,202
Total current assets	390,778	211,671
Restricted cash	1,000	1,000
Property and equipment, net	1,593	1,628
Right-of-use assets	6,412	6,526
Other long-term assets	4,958	5,032
Total assets	$404,741	$225,857
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,879	$4,662
Lease liabilities, current	370	280
Accrued and other current liabilities	5,467	10,391
Total current liabilities	8,716	15,333
Lease liabilities, noncurrent	6,117	6,216
Other long-term liabilities	29	46
Total liabilities	14,862	21,595
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 52,521,050 and 43,099,055 shares issued at March 31, 2024 and December 31, 2023, respectively, and 52,474,533 and 43,024,634 shares outstanding at March 31, 2024 and December 31, 2023, respectively.	5	4
Additional paid-in capital	572,902	368,707
Accumulated other comprehensive income (loss)	(6)	381
Accumulated deficit	(183,022)	(164,830)
Total stockholders’ equity	389,879	204,262
Total liabilities and stockholders’ equity	$404,741	$225,857

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$17,203	$10,408
General and administrative	5,119	3,926
Total operating expenses	22,322	14,334
Loss from operations	(22,322)	(14,334)
Other income:
Interest and other income, net	4,130	2,454
Total other income	4,130	2,454
Net loss	$(18,192)	$(11,880)
Unrealized loss on marketable securities available-for-sale, net	(387)	—
Comprehensive loss	$(18,579)	$(11,880)
Net loss per share, basic and diluted	$(0.35)	$(0.28)
Weighted-average shares used to compute net loss per share, basic and diluted	52,228,934	42,394,623

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,353,550	$4	$353,521	$—	$(95,696)	$257,829
Issuance of common stock under benefit plans	129,669	—	376	—	—	376
Vesting of shares of common stock subject to repurchase	52,155	—	32	—	—	32
Stock-based compensation	—	—	2,433	—	—	2,433
Net loss	—	—	—	—	(11,880)	(11,880)
Balance at March 31, 2023	42,535,374	$4	$356,362	$—	$(107,576)	$248,790

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	43,024,634	$4	$368,707	$381	$(164,830)	$204,262
Issuance of common stock under Private Placement, net of issuance costs of $0.2 million	9,286,023	1	120,557	—	—	120,558
Issuance of pre-funded warrants, net of issuance costs of $0.2 million	—	—	79,022	—	—	79,022
Issuance of common stock under benefit plans	135,972	—	484	—	—	484
Vesting of shares of common stock subject to repurchase	27,904	—	17	—	—	17
Stock-based compensation	—	—	4,115	—	—	4,115
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(387)	—	(387)
Net loss	—	—	—	—	(18,192)	(18,192)
Balance at March 31, 2024	52,474,533	$5	$572,902	$(6)	$(183,022)	$389,879

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,192)	$(11,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122	83
Stock-based compensation	4,115	2,433
Accretion on marketable securities, net	(1,229)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43)	1,530
Accounts payable, accrued expenses and other liabilities	(6,906)	(2,022)
Right-of-use assets and lease liabilities, net	105	9
Net cash used in operating activities	(22,028)	(9,847)
Cash flows from investing activities:
Purchases of marketable securities	(11,791)	—
Sales and maturities of marketable securities	30,000	—
Purchases of property and equipment	(136)	(41)
Net cash provided by (used in) investing activities	18,073	(41)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	484	376
Proceeds from issuance of common stock and pre-funded warrants from Private Placement	200,000	—
Payments of issuance costs for common stock and pre-funded warrants from Private Placement	(169)	—
Net cash provided by financing activities	200,315	376
Net cash increase (decrease) for the period	196,360	(9,512)
Cash, cash equivalents and restricted cash at beginning of the period	59,006	252,213
Cash, cash equivalents and restricted cash at end of the period	$255,366	$242,701
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$254,366	$241,701
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$255,366	$242,701
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of equipment included in accounts payable and accrued and other current liabilities	$9	$—
Vesting of options early exercised subject to repurchase	$17	$32
Issuance costs for common stock and pre-funded warrants from Private Placement included in accounts payable and accrued liabilities	$251	$—

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at March 31, 2024 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Summary of Significant Accounting Policies

During the three months ended March 31, 2024, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Money market funds are highly liquid investments and are classified as Level 1. The pricing information for these assets is readily available and can be independently validated as of the measurement date. Available-for sale debt securities are valued using observable inputs from similar assets, or from observable data in markets that are not active. These assets are classified as Level 2.

Marketable Securities

Marketable securities consist of debt securities of government-sponsored entities. These securities are classified as available-for sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders' equity. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management's view that the entire portfolio is available and the Company may use the proceeds from sale of these investments to fund current operations, as necessary.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of both March 31, 2024 and December 31, 2023 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases which are considered a non-current asset on the condensed balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrant. The Company’s potentially dilutive securities include unvested common stock, unvested common stock upon early exercise of stock options, outstanding stock options under the Company’s equity incentive plan, and estimated shares purchasable under the employee stock purchase plan, and have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

Recently Issued Accounting Pronouncements

On August 5, 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, “Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard effective January 1, 2024, which did not have a material impact on the Company's condensed financial statements.

Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed financial statements.

2. Fair Value Measurements

The following tables show the Company’s cash, cash equivalents, marketable securities and restricted cash measured at fair value as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$254,366	$254,366	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	85,019	—	85,019	—
U.S. government agency securities	43,077	—	43,077	—
Total marketable securities	128,096	—	128,096	—
Total	$383,462	$255,366	$128,096	$—

	December 31, 2023
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$58,006	$58,006	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	95,599	—	95,599	—
U.S. government agency securities	49,864	—	49,864	—
Total marketable securities	145,463	—	145,463	—
Total	$204,469	$59,006	$145,463	$—

The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

3. Marketable Securities

The following tables summarize the Company's marketable securities accounted for as available-for-sale securities (in thousands, except years):

	March 31, 2024
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	1 or less	$63,024	$33	$—	$63,057
U.S. government agency securities	1 or less	36,588	16	(23)	36,581
U.S. Treasury securities	1-2	21,998	17	(53)	21,962
U.S. government agency securities	1-2	6,492	4	—	6,496
Total		$128,102	$70	$(76)	$128,096

	December 31, 2023
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	1 or less	$76,481	$153	$—	$76,634
U.S. government agency securities	1 or less	37,376	38	(3)	37,411
U.S. Treasury securities	1-2	18,846	118	—	18,964
U.S. government agency securities	1-2	12,379	75	—	12,454
Total		$145,082	$384	$(3)	$145,463

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	March 31, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$12,204	$(53)	$—	$—	$12,204	$(53)
U.S. government agency securities	$16,805	$(23)	$—	$—	$16,805	$(23)
Total	$29,009	$(76)	$—	$—	$29,009	$(76)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency securities	$9,939	$(3)	$—	$—	$9,939	$(3)
Total	$9,939	$(3)	$—	$—	$9,939	$(3)

As of March 31, 2024, there were six available-for-sale securities with an estimated fair value of $29.0 million in a gross unrealized loss position for less than 12 months. As of March 31, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company's available-for-sale securities was $1.5 million as of March 31, 2024 and is included in prepaid and other current assets on the condensed balance sheet.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment	$1,478	$1,443
Computers and software	208	208
Leasehold improvements	451	402
Furniture and fixtures	382	382
	2,519	2,435
Less: accumulated depreciation	(926)	(807)
Total property and equipment, net	$1,593	$1,628

The Company recognized $0.1 million and $0.1 million in depreciation expense for the three months ended March 31, 2024 and 2023, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and other employee benefits	$1,041	$5,117
Accrued research and development	3,893	4,848
Accrued legal and professional fees	221	132
Accrued other general and administrative fees	312	294
Total accrued and other current liabilities	$5,467	$10,391

6. Stockholders' Equity

Common Stock

Common stock reserved for future issuance consisted of the following:

	March 31, 2024	December 31, 2023
Common stock options granted and outstanding	8,347,499	8,276,442
Shares available for future issuance under the 2021 Incentive Award Plan	5,668,928	3,677,313
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,516,697	1,129,399
Pre-Funded Warrants issued and outstanding under the 2024 Private Placement	6,087,230	—
Total common stock reserved for future issuance	21,620,354	13,083,154

On October 3, 2022, the Company entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of March 31, 2024, no shares of common stock were issued and sold pursuant to the Sales Agreement since inception.

Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement (the February 2024 SPA) for a private placement of 9,286,023 shares of the Company's common stock at a price of $13.01 per share (the 2024 Private Placement). The February 2024 SPA also included pre-funded warrants (the 2024 Pre-Funded Warrants) to purchase an aggregate of 6,087,230 shares of common stock at a purchase price of $13.009 per pre-funded warrant.

Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The 2024 Private Placement closed on February 6, 2024 and the Company received gross proceeds of approximately $200 million, before deducting offering expenses of $0.4 million. On March 19, 2024, the Company filed a registration statement on Form S-3 with the SEC registering the resale of the shares of common stock issued, or underlying the pre-funded warrants issued, in the 2024 Private Placement. There were no exercises of the 2024 Pre-Funded Warrants during the three months ended March 31, 2024. The 2024 Pre-funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan, consisting of 4,537,850 shares reserved under the 2021 Plan and 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan. The 2021 Plan share reserve increased by the number of shares under the 2020 Plan that were repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2024, the shares available for grant under the 2021 Plan were increased by 2,154,952. As of March 31, 2024, 5,668,928 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended March 31, 2024 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,276,442	$10.07	8.3	$40,420
Granted	169,500	$19.93
Exercised	(92,280)	$1.81
Cancelled	(6,163)	$13.64
Outstanding at March 31, 2024	8,347,499	$10.36	8.1	$56,838
Exercisable at March 31, 2024	3,657,819	$8.60	7.4	$32,237
Vested and expected to vest as of March 31, 2024	8,347,499	$10.36	8.1	$56,838

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free rate of interest	4.2%	3.5 - 4.2%
Expected term (years)	6.0 - 6.1	6.0 - 6.1
Expected stock price volatility	88.6%	89.2 - 89.7%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expense	$2,475	$1,460
General and administrative expense	1,640	973
Total	$4,115	$2,433

The weighted-average grant date fair value of options granted for the three months ended March 31, 2024 and 2023 was $15.10 and $6.51 per share, respectively.

For the three months ended March 31, 2024 and 2023, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of March 31, 2024, the unrecognized compensation cost related to outstanding employee and nonemployee options was $39.1 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors and stockholders approved and adopted the 2021 Employee Stock Purchase Plan (ESPP). The ESPP became effective on the business day immediately prior to the effective date of the Company’s first registration statement. A total of 380,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the ESPP. In addition, the number of shares of the Company’s common stock available for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 1% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2024, the number of shares reserved for issuance under the ESPP was increased by 430,990 shares.

The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the three months ended March 31, 2024 and 2023, the Company issued 43,692 and 32,442 shares, respectively, of common stock in connection with the ESPP. As of March 31, 2024, there were 1,516,697 shares available for future purchase under the ESPP.

The Company recognized compensation expense of $0.1 million for each of the three months ended March 31, 2024 and 2023, related to the ESPP. As of March 31, 2024, the remaining unrecognized compensation expense related to the ESPP was $0.2 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.0 years.

Liability for Early Exercise of Stock Options

Certain individuals were granted the ability to early exercise their stock options prior to the IPO. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest in accordance with the original vesting schedule. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options on the accompanying condensed balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2024 and December 31, 2023, 46,517 and 74,421 unvested shares issued under early exercise provisions were subject to repurchase by the Company, respectively. As of March 31, 2024 and December 31, 2023, early exercise liability was $29 thousand and $46 thousand, respectively, presented in other long-term liabilities on the condensed balance sheets.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(18,192)	$(11,880)
Denominator:
Weighted-average common shares outstanding	52,275,451	42,690,767
Less: weighted-average unvested restricted common stock subject to repurchase	—	(3,274)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(46,517)	(292,870)
Weighted-average shares used to compute net loss per common share, basic and diluted	52,228,934	42,394,623
Net loss per share, basic and diluted	$(0.35)	$(0.28)

Included in the weighted-average shares of common stock outstanding, both basic and diluted for the three months ended March 31, 2024 is a total of 6,087,230 common stock issuable upon the exercise of the 2024 Pre-Funded Warrants issued under the 2024 Private Placement (described in Note 6). The 2024 Pre-Funded Warrants are exercisable at any time for nominal consideration, and therefore these shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of March 31,
	2024	2023
Unvested restricted common stock subject to repurchase	—	3,175
Unvested common stock upon early exercise of stock options	46,517	225,581
Options to purchase common stock	8,347,499	6,126,093
Estimated shares purchasable under the ESPP	2,913	3,133
	8,396,929	6,357,982

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

Cash paid for amounts included in the measurement of lease liabilities was $0.1 million for each of the three months ended March 31, 2024 and 2023.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three months ended March 31, 2024 and 2023, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$239	$83
Short-term lease cost	24	22
Variable lease cost	32	14
Total lease cost	$295	$119

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of March 31,
Year ending December 31,
2024 (remaining nine months)	$638
2025	873
2026	899
2027	926
2028	954
Thereafter	5,027
Total minimum lease payments	9,317
Less: amount representing interest	(2,830)
Present value of lease liabilities	6,487
Less: current portion of lease liabilities	(370)
Lease liabilities, noncurrent	$6,117

	March 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years) - operating leases	9.7	9.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

10. Commitments and Contingencies

Other Funding Commitments

As of March 31, 2024, the Company had ongoing clinical and pre-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2024, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Annual Report).

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

Our lead product candidate, TYRA-300, is an investigational, oral, FGFR3-selective inhibitor currently being evaluated in an international, multi-center, open label Phase 1 clinical trial, SURF301 (Study in Untreated and

Resistant FGFR3+ Advanced Solid Tumors). SURF301 (NCT05544552) was designed to determine the optimal and maximum tolerated doses (MTD) and the recommended Phase 2 dose (RP2D) of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. SURF301 is currently enrolling adults with locally advanced or metastatic urothelial carcinoma (mUC) and other advanced solid tumors with FGFR3 gene alterations. The Part A, Phase 1 portion of SURF301 has completed dose escalation without determining an MTD, and the current expansion cohorts in Part B are evaluating potentially therapeutic once daily and twice daily doses. We expect to submit initial results from the SURF301 Phase 1 portion for presentation at a scientific congress in the second half of 2024.

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

We nominated our third candidate for clinical development, TYRA-430, an FGFR4/3 selective inhibitor for FGF19+/FGFR4-driven cancers, and are focused on completing IND-enabling studies for this program.

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the three months ended March 31, 2024 and 2023 were $18.2 million and $11.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $183.0 million. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $382.5 million.

In February 2024, we completed a private placement of 9,286,023 shares of our common stock and pre-funded warrants to purchase an aggregate of 6,087,230 shares of our common stock for gross proceeds of approximately $200 million (the 2024 Private Placement) before deducting offering expenses.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditures through at least 2026. We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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
•
the ability to attract and retain personnel;

•
the impact of any business interruptions to our operations or to those of the third parties with whom we work;
•
geopolitical instability, such as the war and other conflicts in Ukraine and the Middle East;
•
adverse effects on the financial markets, the global economy, the supply chain and our expenses due to pandemic or epidemic diseases, geopolitical instability, inflation, interest rates and other factors; and
•
the extent to which we establish additional strategic collaborations or other arrangements.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$17,203	$10,408	$6,795
General and administrative	5,119	3,926	1,193
Total operating expenses	22,322	14,334	7,988
Loss from operations	(22,322)	(14,334)	(7,988)
Other income:
Interest and other income, net	4,130	2,454	1,676
Total other income	4,130	2,454	1,676
Net loss	$(18,192)	$(11,880)	$(6,312)

Research and Development Expenses

Research and development expenses were $17.2 million and $10.4 million for the three months ended March 31, 2024 and 2023, respectively. The overall increase of $6.8 million was primarily due to an increase in CRO and drug manufacturing costs to support our ongoing and planned clinical trials of $4.5 million, an increase in personnel costs of $1.2 million, an increase in stock-based compensation costs of $1.0 million, and an increase in facilities and other operating costs of $0.5 million. The increase was partially offset by a decrease in preclinical expenses of $0.4 million.

The following table summarizes our research and development expenses by development program for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
External research and development expense by program
TYRA-300 ACH	$1,405	$150
TYRA-300 ONC	4,534	2,006
TYRA-200	904	717
TYRA-430	955	566
Other development programs	2,215	2,394
Unallocated research and development expense
Other research and development	1,300	932
Personnel and stock-based compensation	5,890	3,643
Total research and development expense	$17,203	$10,408

General and Administrative Expenses

General and administrative expenses were $5.1 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $1.2 million was primarily due to an increase in stock-based compensation costs of $0.7 million, an increase in professional services costs of $0.3 million, and an increase in personnel costs of $0.2 million.

Other Income

Other income was $4.1 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $1.6 million was primarily related to the increase in cash, cash equivalents and marketable securities resulting from proceeds received from the 2024 Private Placement, as well as fluctuations in interest rates.

Liquidity and Capital Resources

Sources of Liquidity

On September 17, 2021, we completed our IPO and issued 12,420,000 shares of common stock for net proceeds of approximately $181.2 million. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with net proceeds of $157.2 million excluding issuance costs of $0.4 million.

On February 6, 2024, we completed the 2024 Private Placement for gross proceeds of approximately $200 million, before deducting offering expenses of $0.4 million. On March 19, 2024, we filed a registration statement on Form S-3 registering the resale of the shares of common stock and shares of common stock issuable upon the exercise of pre-funded warrants issued in the private placement, which registration statement was declared effective by the SEC on April 22, 2024.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to TYRA-300, TYRA-300 ACH and TYRA-200 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any shares of common stock under the Sales

Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place. As of March 31, 2024, we have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(22,028)	$(9,847)
Net cash provided by (used in) investing activities	18,073	(41)
Net cash provided by financing activities	200,315	376
Net cash increase (decrease) for the period	$196,360	$(9,512)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $22.0 million, consisting primarily of our net loss of $18.2 million, adjusted for $3.0 million of non-cash charges primarily related to stock-based compensation expense and accretion on marketable securities and $6.8 million for net changes in operating assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2023 was $9.8 million, consisting primarily of our net loss of $11.9 million, adjusted for $2.5 million of non-cash charges primarily related to stock-based compensation expense and $0.4 million for net changes in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $18.1 million, consisting of $30.0 million received related to sales and maturities of marketable securities available-for-sale, offset by purchases of marketable securities available-for-sale of $11.8 million and purchases of property and equipment of $0.1 million.

Net cash used in investing activities for the three months ended March 31, 2023 was $41 thousand, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $200.3 million, consisting primarily of proceeds from the issuance of common stock and pre-funded warrants from the 2024 Private Placement of $200 million and proceeds from issuances of common stock under benefit plans of $0.5 million, offset by issuance costs paid during the quarter relating to the 2024 Private Placement of $0.2 million.

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.4 million, related to proceeds from issuances of common stock under benefit plans.

Future Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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
•
the costs associated with hiring additional personnel and consultants as our business grows, including additional executive officers and clinical development personnel, as well as retaining personnel;
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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2024 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

As of March 31, 2024, total future aggregate operating lease commitments were $9.3 million, with approximately $0.6 million due during 2024, and the remaining due in periods from 2025 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by SEC Rule 13a-15(b), we carried out an evaluation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on such evaluation, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our 2023 Annual Report.

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

As of March 31, 2024, we estimate that we have used approximately $116.4 million of the proceeds from our IPO for general corporate purposes, including to fund the development of TYRA-300, TYRA-200 and our other development programs. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
10.1	Securities Purchase Agreement, dated February 1, 2024, by and between the Registrant and each of the purchasers party thereto	8-K	2/5/24	10.1
10.2	Third Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated March 18, 2024	10-K	3/19/24	10.23
10.3	Non-Employee Director Compensation Program, amended and restated effective May 1, 2024				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TYRA BIOSCIENCES, INC.

Date: May 9, 2024	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)