Form 10-Q
period 2024-06-30
Tyra Biosciences, Inc.
filed 2024-08-07
CIK 1863127

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 52,806,137 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and par value data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,490	$58,006
Marketable securities	274,306	145,463
Prepaid and other current assets	4,778	8,202
Total current assets	378,574	211,671
Restricted cash	1,000	1,000
Property and equipment, net	1,898	1,628
Right-of-use assets	6,296	6,526
Other long-term assets	4,693	5,032
Total assets	$392,461	$225,857
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,577	$4,662
Lease liabilities, current	383	280
Accrued and other current liabilities	8,422	10,391
Total current liabilities	10,382	15,333
Lease liabilities, noncurrent	6,016	6,216
Other long-term liabilities	20	46
Total liabilities	16,418	21,595
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 52,767,937 and 43,099,055 shares issued at June 30, 2024 and December 31, 2023, respectively, and 52,736,458 and 43,024,634 shares outstanding at June 30, 2024 and December 31, 2023, respectively.	5	4
Additional paid-in capital	577,946	368,707
Accumulated other comprehensive income (loss)	(184)	381
Accumulated deficit	(201,724)	(164,830)
Total stockholders’ equity	376,043	204,262
Total liabilities and stockholders’ equity	$392,461	$225,857

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$17,997	$12,162	$35,199	$22,570
General and administrative	5,535	3,852	10,654	7,778
Total operating expenses	23,532	16,014	45,853	30,348
Loss from operations	(23,532)	(16,014)	(45,853)	(30,348)
Other income:
Interest and other income, net	4,830	2,742	8,959	5,196
Total other income	4,830	2,742	8,959	5,196
Net loss	(18,702)	(13,272)	(36,894)	(25,152)
Unrealized loss on marketable securities available-for-sale, net	(178)	—	(565)	—
Comprehensive loss	$(18,880)	$(13,272)	$(37,459)	$(25,152)
Net loss per share, basic and diluted	$(0.32)	$(0.31)	$(0.67)	$(0.59)
Weighted-average shares used to compute net loss per share, basic and diluted	58,668,712	42,589,213	55,448,823	42,492,377

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,353,550	$4	$353,521	$—	$(95,696)	$257,829
Issuance of common stock under benefit plans	129,669	—	376	—	—	376
Vesting of shares of common stock subject to repurchase	52,155	—	32	—	—	32
Stock-based compensation	—	—	2,433	—	—	2,433
Net loss	—	—	—	—	(11,880)	(11,880)
Balance at March 31, 2023	42,535,374	$4	$356,362	$—	$(107,576)	$248,790
Issuance of common stock under benefit plans	230,502	—	494	—	—	494
Vesting of shares of common stock subject to repurchase	51,357	—	31	—	—	31
Stock-based compensation	—	—	2,529	—	—	2,529
Net loss	—	—	—	—	(13,272)	(13,272)
Balance at June 30, 2023	42,817,233	$4	$359,416	$—	$(120,848)	$238,572

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	43,024,634	$4	$368,707	$381	$(164,830)	$204,262
Issuance of common stock under Private Placement, net of issuance costs of $0.2 million	9,286,023	1	120,557	—	—	120,558
Issuance of pre-funded warrants, net of issuance costs of $0.2 million	—	—	79,022	—	—	79,022
Issuance of common stock under benefit plans	135,972	—	484	—	—	484
Vesting of shares of common stock subject to repurchase	27,904	—	17	—	—	17
Stock-based compensation	—	—	4,115	—	—	4,115
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(387)	—	(387)
Net loss	—	—	—	—	(18,192)	(18,192)
Balance at March 31, 2024	52,474,533	$5	$572,902	$(6)	$(183,022)	$389,879
Issuance of common stock under benefit plans	246,887	—	624	—	—	624
Vesting of shares of common stock subject to repurchase	15,038	—	9			9
Stock-based compensation	—	—	4,411	—	—	4,411
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(18,702)	(18,702)
Balance at June 30, 2024	52,736,458	$5	$577,946	$(184)	$(201,724)	$376,043

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,894)	$(25,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	248	172
Stock-based compensation	8,526	4,962
Accretion on marketable securities, net	(3,096)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,760	1,337
Accounts payable, accrued expenses and other liabilities	(4,964)	(350)
Right-of-use assets and lease liabilities, net	134	(431)
Net cash used in operating activities	(32,286)	(19,462)
Cash flows from investing activities:
Purchases of marketable securities	(189,197)	—
Sales and maturities of marketable securities	62,885	—
Purchases of property and equipment	(606)	(84)
Net cash used in investing activities	(126,918)	(84)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	1,108	746
Proceeds from issuance of common stock and pre-funded warrants from Private Placement	200,000	—
Payments of issuance costs for common stock and pre-funded warrants from Private Placement	(420)	—
Net cash provided by financing activities	200,688	746
Net cash increase (decrease) for the period	41,484	(18,800)
Cash, cash equivalents and restricted cash at beginning of the period	59,006	252,213
Cash, cash equivalents and restricted cash at end of the period	$100,490	$233,413
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$99,490	$232,413
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$100,490	$233,413
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for lease liability	$—	$4,004
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued and other current liabilities	$34	$50
Vesting of options early exercised subject to repurchase	$26	$63
Receivable from exercise of stock options included in prepaid expenses, other current assets and other assets	$—	$124

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Notes to the Condensed Financial Statements

(unaudited)

1. Organization and Basis of Presentation

Organization

Tyra Biosciences, Inc. (the Company) was incorporated in the state of Delaware on August 2, 2018. The Company is a clinical-stage biotechnology company focused on developing next-generation precision medicines that target large opportunities in Fibroblast Growth Factor Receptor (FGFR) biology. The Company’s in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help predict genetic alterations most likely to cause acquired resistance to existing therapies. The Company’s initial focus is on applying its accelerated small molecule drug discovery engine to develop therapies in targeted oncology and genetically defined conditions.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at June 30, 2024 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Summary of Significant Accounting Policies

During the three and six months ended June 30, 2024, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of both June 30, 2024 and December 31, 2023 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company operates as a single segment and does not expect ASU 2023-07 to have a material impact on its condensed financial statements.

2. Fair Value Measurements

The following tables show the Company’s cash, cash equivalents, marketable securities and restricted cash measured at fair value as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$99,490	$99,490	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	145,350	—	145,350	—
U.S. government agency securities	128,956	—	128,956	—
Total marketable securities	274,306	—	274,306	—
Total	$374,796	$100,490	$274,306	$—

	December 31, 2023
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$58,006	$58,006	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	95,599	—	95,599	—
U.S. government agency securities	49,864	—	49,864	—
Total marketable securities	145,463	—	145,463	—
Total	$204,469	$59,006	$145,463	$—

The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

3. Marketable Securities

The following tables summarize the Company's marketable securities accounted for as available-for-sale securities (in thousands, except years):

	June 30, 2024
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	1 or less	$107,103	$1	$(73)	$107,031
U.S. government agency securities	1 or less	66,105	1	(71)	66,035
U.S. Treasury securities	1-2	38,279	64	(24)	38,319
U.S. government agency securities	1-2	63,003	6	(88)	62,921
Total		$274,490	$72	$(256)	$274,306

	December 31, 2023
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	1 or less	$76,481	$153	$—	$76,634
U.S. government agency securities	1 or less	37,376	38	(3)	37,411
U.S. Treasury securities	1-2	18,846	118	—	18,964
U.S. government agency securities	1-2	12,379	75	—	12,454
Total		$145,082	$384	$(3)	$145,463

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	June 30, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$87,093	$(97)	$—	$—	$87,093	$(97)
U.S. government agency securities	115,991	(159)	—	—	115,991	(159)
Total	$203,084	$(256)	$—	$—	$203,084	$(256)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency securities	$9,939	$(3)	$—	$—	$9,939	$(3)
Total	$9,939	$(3)	$—	$—	$9,939	$(3)

As of June 30, 2024, there were 37 available-for-sale securities with an estimated fair value of $203.1 million in a gross unrealized loss position for less than 12 months. As of June 30, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

Accrued interest on the Company's available-for-sale securities was $1.9 million as of June 30, 2024 and is included in prepaid and other current assets on the condensed balance sheet.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment	$1,876	$1,443
Computers and software	223	208
Leasehold improvements	469	402
Furniture and fixtures	382	382
	2,950	2,435
Less: accumulated depreciation	(1,052)	(807)
Total property and equipment, net	$1,898	$1,628

The Company recognized $0.1 million and $0.2 million in depreciation expense for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million in depreciation expense for the three and six months ended June 30, 2023, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and other employee benefits	$2,226	$5,117
Accrued research and development	5,451	4,848
Accrued legal and professional fees	120	132
Accrued other general and administrative fees	625	294
Total accrued and other current liabilities	$8,422	$10,391

6. Stockholders' Equity

Common Stock

Common stock reserved for future issuance consisted of the following:

	June 30, 2024	December 31, 2023
Common stock options granted and outstanding	8,600,436	8,276,442
Shares available for future issuance under the 2021 Incentive Award Plan	5,169,104	3,677,313
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,516,697	1,129,399
Pre-Funded Warrants issued and outstanding under the 2024 Private Placement	6,087,230	—
Total common stock reserved for future issuance	21,373,467	13,083,154

On October 3, 2022, the Company entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2024, no shares of common stock were issued and sold pursuant to the Sales Agreement since inception.

Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement (the February 2024 SPA) for a private placement of 9,286,023 shares of the Company's common stock at a price of $13.01 per share (the 2024 Private Placement). The February 2024 SPA also included pre-funded warrants (the 2024 Pre-Funded Warrants) to purchase an aggregate of 6,087,230 shares of common stock at a purchase price of $13.009 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The 2024 Private Placement closed on February 6, 2024 and the Company received gross proceeds of approximately $200 million, before deducting offering expenses of $0.4 million. On March 19, 2024, the Company filed a registration statement on Form S-3 with the SEC registering the resale of the shares of common stock issued, or underlying the pre-funded warrants issued, in the 2024 Private Placement. There were no exercises of the 2024 Pre-Funded Warrants during the three and six months ended June 30, 2024. The 2024 Pre-funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity.

7. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan, consisting of 4,537,850 shares reserved under the 2021 Plan and 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan. The 2021 Plan share reserve increased by the number of shares under the 2020 Plan that were repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2024, the shares available for grant under the 2021 Plan were increased by 2,154,952. As of June 30, 2024, 5,169,104 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended June 30, 2024 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,276,442	$10.07	8.3	$40,420
Granted	680,550	$17.52
Exercised	(339,167)	$2.33
Cancelled	(17,389)	$8.26
Outstanding at June 30, 2024	8,600,436	$10.97	8.1	$50,366
Exercisable at June 30, 2024	3,896,013	$9.19	7.3	$30,787
Vested and expected to vest as of June 30, 2024	8,600,436	$10.97	8.1	$50,366

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Six Months Ended June 30,
	2024	2023
Risk-free rate of interest	4.2 - 4.6%	3.5 - 4.2%
Expected term (years)	5.3 - 6.1	5.2 - 6.1
Expected stock price volatility	87.8 - 93.5%	88.6 - 89.7%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$2,658	$1,478	$5,133	$2,937
General and administrative expense	1,753	1,051	3,393	2,025
Total	$4,411	$2,529	$8,526	$4,962

The weighted-average grant date fair value of options granted for the six months ended June 30, 2024 and 2023 was $13.41 and $7.65 per share, respectively.

For the six months ended June 30, 2024 and 2023, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of June 30, 2024, the unrecognized compensation cost related to outstanding employee and nonemployee options was $41.3 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.

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

The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the six months ended June 30, 2024 and 2023, the Company issued 43,692 and 32,442 shares, respectively, of common stock in connection with the ESPP. As of June 30, 2024, there were 1,516,697 shares available for future purchase under the ESPP.

The Company recognized compensation expense of $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, related to the ESPP. As of June 30, 2024, the remaining unrecognized compensation expense related to the ESPP was $0.2 million, and is expected to be recognized as expense over a weighted-average period of approximately 0.8 years.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(18,702)	$(13,272)	$(36,894)	$(25,152)
Denominator:
Weighted-average common shares outstanding	58,707,309	42,792,812	55,496,543	42,721,891
Less: weighted-average unvested restricted common stock subject to repurchase	—	(2,770)	—	(3,095)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(38,597)	(200,829)	(47,720)	(226,419)
Weighted-average shares used to compute net loss per common share, basic and diluted	58,668,712	42,589,213	55,448,823	42,492,377
Net loss per share, basic and diluted	$(0.32)	$(0.31)	$(0.67)	$(0.59)

Included in the weighted-average shares of common stock outstanding, both basic and diluted for the three and six months ended June 30, 2024 are weighted shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants issued under the 2024 Private Placement (described in Note 6). The 2024 Pre-Funded Warrants are exercisable at any time for nominal consideration, and therefore these shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of June 30,
	2024	2023
Unvested restricted common stock subject to repurchase	—	2,530
Unvested common stock upon early exercise of stock options	31,479	174,867
Options to purchase common stock	8,600,436	6,040,647
Estimated shares purchasable under the ESPP	20,105	19,851
	8,652,020	6,237,895

9. Leases

The Company has operating leases for its office and laboratory space, including its corporate headquarters.

In August 2020, the Company entered into a lease agreement for approximately 4,734 square feet of office and lab space at 2656 State Street in Carlsbad, California, for the Company’s headquarters (the Original Lease). The Original Lease commenced in May 2021 and had an original term of 60 months, with an option to extend for two additional 36-month periods.

In March 2022, the Company entered into a lease agreement for approximately 8,331 square feet of additional office and laboratory space at 2676 State Street in Carlsbad, California (the Expansion Lease). The Expansion Lease commenced for accounting purposes when the Company gained access to the premises in May 2023. The Company's obligation for payment of base rent began on the date the landlord delivered possession of the Expansion Lease premises in November 2023. The landlord completed improvements on the Expansion Lease premises, and the Company paid $0.5 million of these costs prior to the Expansion Lease commencement. The Company has concluded that the landlord is the accounting owner of these improvements, and therefore this payment has been included in the calculation of the right-of-use asset and lease liability. The Company is entitled to certain rent abatement for delays related to the landlord's delivery of the Expansion Lease premises to the Company. The Expansion Lease has a lease term of 120 months, starting on the day the landlord delivered possession of the Expansion Lease premises. The Company has an option to renew the Expansion Lease for two additional 36-month periods. The Original Lease was also amended to have the same lease expiration as the Expansion Lease.

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

Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three and six months ended June 30, 2024 and 2023, respectively, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$239	$163	$478	$246
Short-term lease cost	24	21	48	43
Variable lease cost	32	15	63	29
Total lease cost	$295	$199	$589	$318

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of June 30,
Year ending December 31,
2024 (remaining six months)	$428
2025	873
2026	899
2027	926
2028	954
Thereafter	5,027
Total minimum lease payments	9,107
Less: amount representing interest	(2,708)
Present value of lease liabilities	6,399
Less: current portion of lease liabilities	(383)
Lease liabilities, noncurrent	$6,016

	June 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years) - operating leases	9.4	9.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

10. Commitments and Contingencies

Other Funding Commitments

As of June 30, 2024, the Company had ongoing clinical and pre-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2024, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

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

Our lead product candidate, TYRA-300, is an investigational, oral, FGFR3-selective inhibitor currently being evaluated in an international, multi-center, open label Phase 1 clinical trial, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors). SURF301 (NCT05544552) was designed to determine the optimal and maximum tolerated doses (MTD) and the recommended Phase 2 dose (RP2D) of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. SURF301 is currently enrolling adults with locally advanced or metastatic urothelial carcinoma (mUC) and other advanced solid tumors with FGFR3 gene alterations. We expect that the Phase 1 portion of SURF301 will provide data to inform the dosing schedule of TYRA-300 we intend to evaluate in potential future studies in mUC and non-muscle invasive bladder cancer (NMIBC). The Part A, Phase 1 portion of SURF301 has completed dose escalation without determining an MTD, and the current expansion cohorts in Part B are evaluating potentially therapeutic once daily and twice daily doses in preparation for potential future Phase 2 studies in NMIBC and mUC. We expect to submit initial results from the SURF301 Phase 1 portion for presentation at a scientific congress in the second half of 2024.

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

In July 2024, we announced the expansion of development of TYRA-300 into hypochondroplasia (HCH) based on positive preclinical results. In a preclinical HCH model, TYRA-300 demonstrated increases in long bone length and binding against the HCH altered protein. HCH is a skeletal dysplasia closely related to ACH. HCH is most commonly caused by the N540K mutation (~70-80%) in the FGFR3 gene. The design of TYRA-300 may inhibit the alteration driving FGFR3-related skeletal dysplasias including ACH, HCH and others.

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

We nominated our third candidate for clinical development, TYRA-430, an investigational FGFR4/3 biased inhibitor for FGF19+/FGFR4-driven cancers. In August 2024, we announced that the FDA allowed our IND to proceed with a Phase 1 clinical study of TYRA-430. The Phase 1 study will be a multicenter, open-label, first-in-human study of TYRA-430 in advanced hepatocellular carcinoma (HCC) and other solid tumors with activating FGF/FGFR pathway aberrations (SURF431). We believe TYRA-430 has the potential to address a significant unmet need in HCC, where there are no approved biomarker-driven, targeted therapies.

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the six months ended June 30, 2024 and 2023 were $36.9 million and $25.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $201.7 million. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $373.8 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditures through at least 2026. We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$17,997	$12,162	$5,835
General and administrative	5,535	3,852	1,683
Total operating expenses	23,532	16,014	7,518
Loss from operations	(23,532)	(16,014)	(7,518)
Other income:
Interest and other income, net	4,830	2,742	2,088
Total other income	4,830	2,742	2,088
Net loss	$(18,702)	$(13,272)	$(5,430)

Research and Development Expenses

Research and development expenses were $18.0 million and $12.2 million for the three months ended June 30, 2024 and 2023, respectively. The overall increase of $5.8 million was primarily due to an increase in CRO and drug manufacturing costs to support our ongoing and planned clinical trials of $3.0 million, an increase in personnel costs of $1.3 million, an increase in stock-based compensation costs of $1.2 million, and an increase in facilities and other operating costs of $0.7 million. The increase was partially offset by a decrease in preclinical expenses of $0.4 million.

The following table summarizes our research and development expenses by development program for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
External research and development expense by program
TYRA-300 ACH	$2,133	$679
TYRA-300 ONC	3,529	3,100
TYRA-200	1,051	1,071
TYRA-430	936	745
Other development programs	2,550	1,846
Unallocated research and development expense
Other research and development	1,550	959
Personnel and stock-based compensation	6,248	3,762
Total research and development expense	$17,997	$12,162

General and Administrative Expenses

General and administrative expenses were $5.5 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $1.6 million was primarily due to an increase in stock-based compensation costs of $0.7 million, an increase in professional costs of $0.5 million, an increase in personnel costs of $0.3 million and an increase in other operating costs of $0.1 million.

Other Income

Other income was $4.8 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $2.1 million was primarily related to the increase in cash, cash equivalents, and marketable securities resulting from proceeds received from the 2024 Private Placement, as well as fluctuations in interest rates.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$35,199	$22,570	$12,629
General and administrative	10,654	7,778	2,876
Total operating expenses	45,853	30,348	15,505
Loss from operations	(45,853)	(30,348)	(15,505)
Other income:
Interest and other income, net	8,959	5,196	3,763
Total other income	8,959	5,196	3,763
Net loss	$(36,894)	$(25,152)	$(11,742)

Research and Development Expenses

Research and development expenses were $35.2 million and $22.6 million for the six months ended June 30, 2024 and 2023, respectively. The overall increase of $12.6 million was primarily due to an increase in CRO and drug manufacturing costs to support our ongoing and planned clinical trials of $7.6 million, an increase of personnel costs of $2.4 million, an increase in stock-based compensation costs of $2.2 million, and an increase in facilities and other operating costs of $1.2 million. The increase was partially offset by a decrease in preclinical expenses of $0.8 million.

The following table summarizes our research and development expenses by development program for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
External research and development expense by program
TYRA-300 ACH	$3,538	$977
TYRA-300 ONC	8,063	4,958
TYRA-200	1,955	1,787
TYRA-430	1,892	1,311
Other development programs	4,763	4,240
Unallocated research and development expense
Other research and development	2,850	1,776
Personnel and stock-based compensation	12,138	7,521
Total research and development expense	$35,199	$22,570

General and Administrative Expenses

General and administrative expenses were $10.7 million and $7.8 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $2.9 million was primarily due to an increase in stock-based compensation costs of $1.4 million, an increase in professional service costs of $0.9 million, an increase in personnel costs of $0.5 million and an increase in other operating costs of $0.1 million.

Other Income

Other income was $9.0 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $3.8 million was primarily related to the increase in cash, cash equivalents, and marketable securities resulting from proceeds received from the 2024 Private Placement, as well as fluctuations in interest rates.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place. As of June 30, 2024, we have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(32,286)	$(19,462)
Net cash used in investing activities	(126,918)	(84)
Net cash provided by financing activities	200,688	746
Net cash increase (decrease) for the period	$41,484	$(18,800)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $32.3 million, consisting primarily of our net loss of $36.9 million and $1.1 million for net changes in operating assets and liabilities, adjusted for $5.7 million of non-cash charges primarily related to stock-based compensation expense and accretion on marketable securities.

Net cash used in operating activities for the six months ended June 30, 2023 was $19.5 million, consisting primarily of our net loss of $25.2 million, adjusted for $5.1 million of non-cash charges primarily related to stock-based compensation expense and $0.6 million for net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $126.9 million, consisting of purchases of marketable securities available-for-sale of $189.2 million and purchases of property and equipment of $0.6 million, offset by $62.9 million related to sales and maturities of marketable securities available-for-sale.

Net cash used in investing activities for the six months ended June 30, 2023 was $0.1 million, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $200.7 million, consisting primarily of proceeds from the issuance of common stock and pre-funded warrants from the 2024 Private Placement of $200 million, offset by issuance costs of $0.4 million and proceeds from issuances of common stock under benefit plans of $1.1 million.

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.7 million, related to proceeds from issuances of common stock under benefit plans.

Future Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2024 will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the six months ended June 30, 2024 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

As of June 30, 2024, total future aggregate operating lease commitments were $9.1 million, with approximately $0.4 million due during 2024, and the remaining due in periods from 2025 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2024, we estimate that we have used approximately $145.3 million of the proceeds from our IPO for general corporate purposes, including to fund the development of TYRA-300, TYRA-200 and our other development programs. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

CMO Transition

On August 4, 2024, we entered into a transition agreement (the Transition Agreement) with Hiroomi Tada, M.D., Ph.D., our Chief Medical Officer. Dr. Tada intends to pursue other opportunities but has agreed to remain employed with us for a period of time in order to assist in the transition and support of his successor as Chief Medical Officer. Dr. Tada will continue in his current role as Chief Medical Officer until the appointment of his successor (such date, the Role Conversion Date), but in no event later than January 1, 2025. On the Role Conversion Date, Dr. Tada will transition to supporting us in the role of Special Advisor through the earliest of (i) January 1, 2025, or (ii) the date on which Dr. Tada’s employment ends for any reason (the earliest of the dates in clauses (i) and (ii) will be Dr. Tada’s Separation Date). We are in the process of searching for a successor to Dr. Tada. Dr. Tada will no longer serve as an executive officer as of the Role Conversion Date. Through the Separation Date, Dr. Tada will continue to receive his current cash compensation.

In the event that the Separation Date occurs (i) on January 1, 2025 or (ii) earlier as a result of Dr. Tada’s termination of employment other than for cause, resignation for good reason, death or termination due to disability, subject to his execution of a general release of claims and compliance with applicable restrictive covenants, Dr. Tada shall be entitled to receive the following payments and benefits: (A) his annual base salary through June 30, 2025; (B) if the Separation Date occurs prior to Dr. Tada’s receipt of his annual bonus for 2024, he will remain eligible to receive his annual bonus for 2024 (and if the Separation Date occurs prior to December 31, 2024, such annual bonus will be prorated based on the total number of days that elapsed in 2024 through the Separation Date); (C) accelerated vesting of 50% of Dr. Tada’s unvested equity awards; (D) healthcare continuation payments for Dr. Tada and his dependents through June 30, 2025; and (E) Dr. Tada’s vested equity awards will remain exercisable until the second anniversary of the Separation Date (the Exercise Period Extension); provided, however, that as a condition to the Exercise Period Extension, Dr. Tada has agreed not to transfer or sell, on any single trading day occurring during the Exercise Period Extension, shares of our common stock in an amount that is in excess of 5% of the average daily trading volume of our common stock for the preceding calendar week.

The foregoing description of the Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which we intend to file with our Quarterly Report on Form 10-Q for the quarter ending September 30, 2024.

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 29, 2024	8-K	5/31/24	3.1
3.3	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
10.1	Non-Employee Director Compensation Program, amended and restated effective May 1, 2024	10-Q	5/9/24	10.3
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TYRA BIOSCIENCES, INC.

Date: August 7, 2024	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)