Form 10-Q
period 2024-09-30
Tyra Biosciences, Inc.
filed 2024-11-07
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 50,602,991 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and par value data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,892	$58,006
Marketable securities	256,238	145,463
Prepaid and other current assets	5,481	8,202
Total current assets	365,611	211,671
Restricted cash	1,000	1,000
Property and equipment, net	1,789	1,628
Right-of-use assets	6,186	6,526
Other long-term assets	6,006	5,032
Total assets	$380,592	$225,857
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,165	$4,662
Lease liabilities, current	398	280
Accrued and other current liabilities	10,810	10,391
Total current liabilities	12,373	15,333
Lease liabilities, noncurrent	5,920	6,216
Other long-term liabilities	11	46
Total liabilities	18,304	21,595
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 52,889,090 and 43,099,055 shares issued at September 30, 2024 and December 31, 2023, respectively, and 52,871,825 and 43,024,634 shares outstanding at September 30, 2024 and December 31, 2023, respectively.	5	4
Additional paid-in capital	586,271	368,707
Accumulated other comprehensive income	1,752	381
Accumulated deficit	(225,740)	(164,830)
Total stockholders’ equity	362,288	204,262
Total liabilities and stockholders’ equity	$380,592	$225,857

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$22,697	$19,271	$57,897	$41,841
General and administrative	5,907	4,692	16,536	12,470
Total operating expenses	28,604	23,963	74,433	54,311
Loss from operations	(28,604)	(23,963)	(74,433)	(54,311)
Other income:
Interest and other income, net	4,588	2,811	13,523	8,007
Total other income	4,588	2,811	13,523	8,007
Net loss	(24,016)	(21,152)	(60,910)	(46,304)
Unrealized gain on marketable securities available-for-sale, net	1,936	—	1,371	—
Comprehensive loss	$(22,080)	$(21,152)	$(59,539)	$(46,304)
Net loss per share, basic and diluted	$(0.41)	$(0.49)	$(1.08)	$(1.09)
Weighted-average shares used to compute net loss per share, basic and diluted	58,874,497	42,868,340	56,599,050	42,619,075

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,353,550	$4	$353,521	$—	$(95,696)	$257,829
Issuance of common stock under benefit plans	129,669	—	376	—	—	376
Vesting of shares of common stock subject to repurchase	52,155	—	32	—	—	32
Stock-based compensation	—	—	2,433	—	—	2,433
Net loss	—	—	—	—	(11,880)	(11,880)
Balance at March 31, 2023	42,535,374	$4	$356,362	$—	$(107,576)	$248,790
Issuance of common stock under benefit plans	230,502	—	494	—	—	494
Vesting of shares of common stock subject to repurchase	51,357	—	31	—	—	31
Stock-based compensation	—	—	2,529	—	—	2,529
Net loss	—	—	—	—	(13,272)	(13,272)
Balance at June 30, 2023	42,817,233	$4	$359,416	$—	$(120,848)	$238,572
Issuance of common stock under benefit plans	60,763	—	343	—	—	343
Vesting of shares of common stock subject to repurchase	50,888	—	30	—	—	30
Stock-based compensation	—	—	4,377	—	—	4,377
Net loss	—	—	—	—	(21,152)	(21,152)
Balance at September 30, 2023	42,928,884	$4	$364,166	$—	$(142,000)	$222,170

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	43,024,634	$4	$368,707	$381	$(164,830)	$204,262
Issuance of common stock under Private Placement, net of issuance costs of $0.2 million	9,286,023	1	120,557	—	—	120,558
Issuance of pre-funded warrants, net of issuance costs of $0.2 million	—	—	79,022	—	—	79,022
Issuance of common stock under benefit plans	135,972	—	484	—	—	484
Vesting of shares of common stock subject to repurchase	27,904	—	17	—	—	17
Stock-based compensation	—	—	4,115	—	—	4,115
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(387)	—	(387)
Net loss	—	—	—	—	(18,192)	(18,192)
Balance at March 31, 2024	52,474,533	$5	$572,902	$(6)	$(183,022)	$389,879
Issuance of common stock under benefit plans	246,887	—	624	—	—	624
Vesting of shares of common stock subject to repurchase	15,038	—	9	—	—	9
Stock-based compensation	—	—	4,411	—	—	4,411
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(178)	—	(178)
Net loss	—	—	—	—	(18,702)	(18,702)
Balance at June 30, 2024	52,736,458	$5	$577,946	$(184)	$(201,724)	$376,043
Issuance of common stock under benefit plans	121,153	—	743	—	—	743
Vesting of shares of common stock subject to repurchase	14,214	—	9	—	—	9
Stock-based compensation	—	—	7,573	—	—	7,573
Unrealized gain on marketable securities available-for-sale, net	—	—	—	1,936	—	1,936
Net loss	—	—	—	—	(24,016)	(24,016)
Balance at September 30, 2024	52,871,825	$5	$586,271	$1,752	$(225,740)	$362,288

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(60,910)	$(46,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	255
Stock-based compensation	16,099	9,339
Accretion on marketable securities, net	(4,701)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,744	(3,910)
Accounts payable, accrued expenses and other liabilities	(2,952)	4,293
Right-of-use assets and lease liabilities, net	161	(280)
Net cash used in operating activities	(50,184)	(36,607)
Cash flows from investing activities:
Purchases of marketable securities	(225,588)	—
Maturities of marketable securities	120,885	—
Purchases of property and equipment	(658)	(167)
Net cash used in investing activities	(105,361)	(167)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	1,851	1,213
Proceeds from issuance of common stock and pre-funded warrants from Private Placement	200,000	—
Payments of issuance costs for common stock and pre-funded warrants from Private Placement	(420)	—
Net cash provided by financing activities	201,431	1,213
Net cash increase (decrease) for the period	45,886	(35,561)
Cash, cash equivalents and restricted cash at beginning of the period	59,006	252,213
Cash, cash equivalents and restricted cash at end of the period	$104,892	$216,652
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$103,892	$215,652
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$104,892	$216,652
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$4,004
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued and other current liabilities	$—	$146
Vesting of options early exercised subject to repurchase	$35	$93

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at September 30, 2024 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2024, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Marketable Securities

Marketable securities consist of debt securities of government-sponsored entities. These securities are classified as available-for sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders' equity. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management's view that the entire portfolio is available and the Company may use the proceeds from sales of these investments to fund current operations, as necessary.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of both September 30, 2024 and December 31, 2023 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases.

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

2. Fair Value Measurements

The following tables show the Company’s cash, cash equivalents, marketable securities and restricted cash measured at fair value as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$103,892	$103,892	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	118,043	—	118,043	—
U.S. government agency securities	138,195	—	138,195	—
Total marketable securities	256,238	—	256,238	—
Total	$361,130	$104,892	$256,238	$—

	December 31, 2023
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$58,006	$58,006	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	95,599	—	95,599	—
U.S. government agency securities	49,864	—	49,864	—
Total marketable securities	145,463	—	145,463	—
Total	$204,469	$59,006	$145,463	$—

The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities, approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

3. Marketable Securities

The following tables summarize the Company's marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	September 30, 2024
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	1 or less	$58,846	$157	$—	$59,003
U.S. government agency securities	1 or less	101,969	373	(1)	102,341
U.S. Treasury securities	1-2	58,274	766	—	59,040
U.S. government agency securities	1-2	35,397	457	—	35,854
Total		$254,486	$1,753	$(1)	$256,238

	December 31, 2023
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	1 or less	$76,481	$153	$—	$76,634
U.S. government agency securities	1 or less	37,376	38	(3)	37,411
U.S. Treasury securities	1-2	18,846	118	—	18,964
U.S. government agency securities	1-2	12,379	75	—	12,454
Total		$145,082	$384	$(3)	$145,463

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	September 30, 2024
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency securities	$2,998	$(1)	$—	$—	$2,998	$(1)
Total	$2,998	$(1)	$—	$—	$2,998	$(1)

	December 31, 2023
	Unrealized losses less than 12 months		Unrealized losses 12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency securities	$9,939	$(3)	$—	$—	$9,939	$(3)
Total	$9,939	$(3)	$—	$—	$9,939	$(3)

As of September 30, 2024, there was one available-for-sale security with an estimated fair value of $3.0 million in a gross unrealized loss position for less than 12 months. As of September 30, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the security nor is it more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis.

Accrued interest on the Company's available-for-sale securities was $1.9 million as of September 30, 2024 and is included in prepaid and other current assets on the condensed balance sheet.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment	$1,875	$1,443
Computers and software	242	208
Leasehold improvements	469	402
Furniture and fixtures	382	382
	2,968	2,435
Less: accumulated depreciation	(1,179)	(807)
Total property and equipment, net	$1,789	$1,628

The Company recognized $0.1 million and $0.4 million in depreciation expense for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.3 million in depreciation expense for the three and nine months ended September 30, 2023, respectively.

5. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and other employee benefits	$3,787	$5,117
Accrued research and development	6,331	4,848
Accrued legal and professional fees	196	132
Accrued other general and administrative fees	496	294
Total accrued and other current liabilities	$10,810	$10,391

6. Stockholders' Equity

Common Stock

Common stock reserved for future issuance consisted of the following:

	September 30, 2024	December 31, 2023
Common stock options granted and outstanding	10,751,083	8,276,442
Shares available for future issuance under the 2021 Incentive Award Plan	2,922,806	3,677,313
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,491,195	1,129,399
Pre-Funded Warrants issued and outstanding under the 2024 Private Placement	6,087,230	—
Total common stock reserved for future issuance	21,252,314	13,083,154

On October 3, 2022, the Company entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2024, no shares of common stock were issued and sold pursuant to the Sales Agreement since inception.

Private Placement

On February 1, 2024, the Company entered into a securities purchase agreement (the February 2024 SPA) for a private placement of 9,286,023 shares of the Company's common stock at a price of $13.01 per share (the 2024 Private Placement). The February 2024 SPA also included pre-funded warrants (the 2024 Pre-Funded Warrants) to purchase an aggregate of 6,087,230 shares of common stock at a purchase price of $13.009 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The 2024 Private Placement closed on February 6, 2024 and the Company received gross proceeds of approximately $200 million, before deducting offering expenses of $0.4 million. On March 19, 2024, the Company filed a registration statement on Form S-3 with the SEC registering the resale of the shares of common stock issued, or underlying the pre-funded warrants issued, in the 2024 Private Placement. There were no exercises of the 2024 Pre-Funded Warrants during the three and nine months ended September 30, 2024. The 2024 Pre-funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity.

7. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. A total of 5,570,000 shares of the Company’s common stock were initially reserved for issuance pursuant to the 2021 Plan, consisting of 4,537,850 shares reserved under the 2021 Plan and 1,032,150 shares of the Company’s common stock that remained available for issuance under the 2020 Plan. The 2021 Plan share reserve increased by the number of shares under the 2020 Plan that were repurchased, forfeited, expired or cancelled after the effective date of the 2021 Plan. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. On January 1, 2024, the shares available for grant under the 2021 Plan were increased by 2,154,952. As of September 30, 2024, 2,922,806 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended September 30, 2024 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,276,442	$10.07	8.3	$40,420
Granted	2,926,848	$20.62
Exercised	(434,818)	$3.05
Cancelled	(17,389)	$8.26
Outstanding at September 30, 2024	10,751,083	$13.23	8.3	$110,998
Exercisable at September 30, 2024	4,510,940	$9.70	7.3	$62,669
Vested and expected to vest as of September 30, 2024	10,751,083	$13.23	8.3	$110,998

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Nine Months Ended September 30,
	2024	2023
Risk-free rate of interest	3.5 - 4.6%	3.5 - 4.3%
Expected term (years)	5.3 - 6.1	5.2 - 6.1
Expected stock price volatility	87.8 - 98.7%	87.0 - 92.3%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$5,329	$2,811	$10,462	$5,749
General and administrative expense	2,244	1,566	5,637	3,590
Total	$7,573	$4,377	$16,099	$9,339

The weighted-average grant date fair value of options granted for the nine months ended September 30, 2024 and 2023 was $15.96 and $10.01 per share, respectively.

During the three months ended September 30, 2024, the Company entered into a transition agreement (the Transition Agreement) with its Chief Medical Officer. The Transition Agreement included accelerated vesting of 50% of unvested stock options and extended the exercise period of vested options from three months to two years from the separation date. As a result, the Company recognized an additional stock-based compensation expense of $2.0 million recorded within research and development expenses, including $1.2 million related to accelerated vesting and incremental stock-based compensation of $0.8 million resulting from modified option terms.

For the nine months ended September 30, 2024 and 2023, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of September 30, 2024, the unrecognized compensation cost related to outstanding employee and nonemployee options was $71.7 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.7 years.

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

The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. Each offering period is 24 months, with new offering periods commencing every six months on or about the dates of March 15 and September 15 of each year. During the nine months ended September 30, 2024 and 2023, the Company issued 69,194 and 56,387 shares, respectively, of common stock in connection with the ESPP. As of September 30, 2024, there were 1,491,195 shares available for future purchase under the ESPP.

The Company recognized compensation expense of $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, related to the ESPP. As of September 30, 2024, the remaining unrecognized compensation expense related to the ESPP was $0.4 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(24,016)	$(21,152)	$(60,910)	$(46,304)
Denominator:
Weighted-average common shares outstanding	58,898,277	43,020,965	56,638,732	42,822,677
Less: weighted-average unvested restricted common stock subject to repurchase	—	(2,107)	—	(2,762)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(23,780)	(150,518)	(39,682)	(200,840)
Weighted-average shares used to compute net loss per common share, basic and diluted	58,874,497	42,868,340	56,599,050	42,619,075
Net loss per share, basic and diluted	$(0.41)	$(0.49)	$(1.08)	$(1.09)

Included in the weighted-average shares of common stock outstanding, both basic and diluted for the three and nine months ended September 30, 2024 are weighted shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants issued under the 2024 Private Placement (described in Note 6). The 2024 Pre-Funded Warrants are exercisable at any time for nominal consideration, and therefore these shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of September 30,
	2024	2023
Unvested restricted common stock subject to repurchase	—	1,865
Unvested common stock upon early exercise of stock options	17,265	124,644
Options to purchase common stock	10,751,083	8,110,570
Estimated shares purchasable under the ESPP	1,557	3,865
	10,769,905	8,240,944

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

In connection with the Company's lease agreements, the Company paid security deposits of $0.1 million and is required to maintain a letter of credit of $1.0 million. The letter of credit may be reduced to $0.9 million in 2027 and further reduced to $0.5 million in 2028.

Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three and nine months ended September 30, 2024 and 2023, respectively, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$240	$227	$718	$473
Short-term lease cost	21	19	69	39
Variable lease cost	32	19	95	53
Total lease cost	$293	$265	$882	$565

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of September 30,
Year ending December 31,
2024 (remaining three months)	$216
2025	874
2026	900
2027	927
2028	955
Thereafter	5,032
Total minimum lease payments	8,904
Less: amount representing interest	(2,586)
Present value of lease liabilities	6,318
Less: current portion of lease liabilities	(398)
Lease liabilities, noncurrent	$5,920

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (years) - operating leases	9.2	9.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

10. Commitments and Contingencies

Other Funding Commitments

As of September 30, 2024, the Company had ongoing clinical and pre-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2024, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

11. Subsequent Events

On October 18, 2024, the Company entered into an exchange agreement with Boxer Capital, LLC and RA Capital Healthcare Fund, L.P. pursuant to which (i) Boxer Capital, LLC agreed to exchange 2,000,000 shares of the Company’s common stock for one or more pre-funded warrants to acquire an aggregate of 2,000,000 shares of common stock and (ii) RA Capital Healthcare Fund, L.P. agreed to exchange 1,000,000 shares of common stock for one or more pre-funded warrants to acquire an aggregate of 1,000,000 shares of common stock. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. No cash was exchanged related to the transaction. The exchange closed on October 22, 2024.

Subsequent to September 30, 2024, 705,043 Pre-Funded Warrants issued under the 2024 Private Placement were exercised in a cashless transaction, which resulted in 705,000 shares of common stock being issued to the investor.

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

Our lead product candidate, TYRA-300, is an investigational, oral, FGFR3-selective inhibitor currently being evaluated in an international, multi-center, open label Phase 1 clinical trial, SURF301 (Study in Untreated and Resistant FGFR3+ Advanced Solid Tumors). SURF301 (NCT05544552) was designed to determine the optimal and maximum tolerated doses (MTD) and the recommended Phase 2 dose (RP2D) of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. SURF301 is currently enrolling adults with locally advanced or metastatic urothelial carcinoma (mUC) and other advanced solid tumors with FGFR3 gene alterations. We expect that the Phase 1 portion of SURF301 will provide data to inform the dosing schedule of TYRA-300 we intend to evaluate in potential future studies in mUC and non-muscle invasive bladder cancer (NMIBC). The Part A, Phase 1 portion of SURF301 has completed dose escalation without determining an MTD, and the current expansion cohorts in Part B are evaluating potentially therapeutic once daily and twice daily doses in preparation for potential future Phase 2 studies in NMIBC and

mUC. In October 2024, we announced that we plan to submit an Investigational New Drug (IND) application for a Phase 2 study of TYRA-300 in NMIBC by year-end 2024.

In October 2024, we also announced interim clinical proof-of-concept data for TYRA-300 in patients with mUC from our ongoing SURF301 Phase 1/2 study. These data were presented at a late-breaking oral presentation at the 36th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Barcelona, Spain. As of the August 15, 2024 data cutoff, 41 patients were enrolled in the Phase 1 portion of the SURF301 Phase 1/2 study. Eligible participants were adults with advanced malignancies with or without FGFR3 alterations, including those with prior treatment with Erdafitinib. The enrolled patient population was heavily pre-treated, with 44% of patients receiving ≥ 3 lines of therapy prior to receiving TYRA-300, and 76% of FGFR3+ mUC patients receiving ≥ 3 lines of therapy. Treatment with TYRA-300 was evaluated across six dose levels, ranging from 10 mg-120 mg once daily (QD). Preliminary pharmacokinetics (PK)/pharmacodynamics (PD) analysis in 41 patients as of the data cutoff date was as follows: TYRA-300 plasma concentrations indicate adequate target coverage at ≥90 mg QD, with further pharmacokinetic characterization ongoing.

In patients with FGFR3+ mUC who received doses ≥ 90 mg QD, anti-tumor activity was observed in all patients: (i) 6 out of 11 (54.5%) patients at ≥ 90 mg QD achieved a confirmed partial response (PR), 3 of which are still ongoing; (ii) 5 out of 10 (50%) patients at 90 mg QD achieved a PR; (iii) 1 out of 1 (100%) patient at 120 mg QD achieved a PR; and (iv) a 100% disease control rate (DCR) was achieved for all patients at ≥ 90 mg QD (PR + stable disease). TYRA-300 has demonstrated favorable interim safety results as of the data cutoff date: (i) preliminary data from SURF301 suggest TYRA-300 to be generally well-tolerated, with infrequent FGFR2- and FGFR1-associated toxicities; (ii) in doses from 10 mg up to 120 mg QD, there were 4 (10%) serious adverse events related to TYRA-300, 1 dose-limiting toxicity (DLT) of grade (Gr) 3 diarrhea at 90 mg QD, and 1 treatment-related adverse event (TRAE) leading to discontinuation of treatment (Gr3 ALT, 90 mg QD); (iii) there were no ≥ Gr4 TRAEs; and (iv) the 120 mg QD dose was the highest dose evaluated with no DLTs reported.

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

In October 2024, we announced that the FDA allowed the Company’s IND application for TYRA-300 to proceed with a Phase 2 clinical trial of TYRA-300 for children with achondroplasia (BEACH301). BEACH301 will be a Phase 2, multicenter, open-label, dose-escalation/dose-expansion study evaluating TYRA-300 in children ages 3 to 10 with achondroplasia with open growth plates. The study will enroll children who are treatment-naïve (Cohort 1) and those who have received prior growth-accelerating therapy (Cohort 2) at multiple sites across the globe. Each of these cohorts is expected to enroll up to 10 participants per dose level (0.125, 0.25, 0.375, 0.50 mg/kg) for up to 12 months. Prior to initiation of Cohorts 1 and 2, the study will enroll a safety sentinel cohort of up to 3 treatment-naïve participants per dose level in children ages 5 to 10. The primary objectives of the study will be to assess safety and tolerability in children with achondroplasia and evaluate change from baseline in annualized growth velocity to determine the dose(s) for further development. Secondary objectives will include evaluating change from baseline in height z-score, proportionality and PK. The Company is also planning exploratory assessments of clinical outcomes such as functional improvements, changes in the spine, and quality of life measures. The Company expects to dose the first child with achondroplasia in the BEACH301 study in the first quarter of 2025. In July 2023 and January 2024, the FDA granted Orphan Drug Designation (ODD) and Rare Pediatric Disease (RPD) Designation to TYRA-300, respectively, for the treatment of ACH.

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

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, and the issuance of Simple Agreements for Future Equity. Our net losses for the nine months ended September 30, 2024 and 2023 were $60.9 million and $46.3 million, respectively. As of September 30, 2024, we had an accumulated deficit of $225.7 million. As of September 30, 2024, we had cash, cash equivalents, and marketable securities of $360.1 million.

In February 2024, we completed a private placement of 9,286,023 shares of our common stock and pre-funded warrants to purchase an aggregate of 6,087,230 shares of our common stock for gross proceeds of approximately $200 million (the 2024 Private Placement) before deducting offering expenses of $0.4 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditures through at least 2026. We have never generated any revenue and do not expect to generate any revenues from product sales unless and until we successfully complete development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$22,697	$19,271	$3,426
General and administrative	5,907	4,692	1,215
Total operating expenses	28,604	23,963	4,641
Loss from operations	(28,604)	(23,963)	(4,641)
Other income:
Interest and other income, net	4,588	2,811	1,777
Total other income	4,588	2,811	1,777
Net loss	$(24,016)	$(21,152)	$(2,864)

Research and Development Expenses

Research and development expenses were $22.7 million and $19.3 million for the three months ended September 30, 2024 and 2023, respectively. The overall increase of $3.4 million was primarily due to an increase in stock-based compensation costs of $2.5 million, an increase in personnel costs of $1.3 million, an increase in costs to support our ongoing and planned clinical trials of $1.1 million, and an increase in facilities and other operating costs of $0.5 million. The increase was partially offset by a decrease in drug manufacturing and toxicology studies costs of $1.6 million and a decrease in preclinical expenses of $0.4 million.

The following table summarizes our research and development expenses by development program for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
External research and development expense by program
TYRA-300 ACH	$2,182	$2,176
TYRA-300 ONC	3,345	4,797
TYRA-200	1,546	1,626
TYRA-430	1,621	1,819
Other development programs	2,635	1,780
Unallocated research and development expense
Other research and development	1,794	1,308
Personnel and stock-based compensation	9,574	5,765
Total research and development expense	$22,697	$19,271

General and Administrative Expenses

General and administrative expenses were $5.9 million and $4.7 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.2 million was primarily due to an increase in stock-based compensation costs of $0.7 million, an increase in personnel costs of $0.4 million, and an increase in other operating costs of $0.1 million.

Other Income

Other income was $4.6 million and $2.8 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.8 million was primarily related to the increase in cash, cash equivalents, and marketable securities resulting from proceeds received from the 2024 Private Placement, as well as fluctuations in interest rates.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$57,897	$41,841	$16,056
General and administrative	16,536	12,470	4,066
Total operating expenses	74,433	54,311	20,122
Loss from operations	(74,433)	(54,311)	(20,122)
Other income:
Interest and other income, net	13,523	8,007	5,516
Total other income	13,523	8,007	5,516
Net loss	$(60,910)	$(46,304)	$(14,606)

Research and Development Expenses

Research and development expenses were $57.9 million and $41.8 million for the nine months ended September 30, 2024 and 2023, respectively. The overall increase of $16.1 million was primarily due to an increase in CRO and drug manufacturing costs to support our ongoing and planned clinical trials of $7.2 million, an increase in stock-based compensation costs of $4.7 million, an increase of personnel costs of $3.7 million, and an increase in facilities and other operating costs of $1.7 million. The increase was partially offset by a decrease in preclinical expenses of $1.2 million.

The following table summarizes our research and development expenses by development program for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
External research and development expense by program
TYRA-300 ACH	$5,720	$3,153
TYRA-300 ONC	11,408	9,755
TYRA-200	3,501	3,413
TYRA-430	3,513	3,130
Other development programs	7,399	6,019
Unallocated research and development expense
Other research and development	4,644	3,061
Personnel and stock-based compensation	21,712	13,310
Total research and development expense	$57,897	$41,841

General and Administrative Expenses

General and administrative expenses were $16.5 million and $12.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $4.0 million was primarily due to an increase in stock-based compensation costs of $2.0 million, an increase in professional service costs of $0.9 million, an increase in personnel costs of $0.9 million, and an increase in other operating costs of $0.2 million.

Other Income

Other income was $13.5 million and $8.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.5 million was primarily related to the increase in cash, cash equivalents, and marketable securities resulting from proceeds received from the 2024 Private Placement, as well as fluctuations in interest rates.

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

Our primary uses of cash to date have been to fund our research and development activities, including with respect to TYRA-300, TYRA-300 ACH, TYRA430 and TYRA-200 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

We are not obligated to sell, and the Agent is not obligated to buy or sell, any shares of common stock under the Sales Agreement. No assurance can be given that we will sell any shares of common stock under the Sales Agreement, or, if we do, as to the price or amount of shares of common stock that we may sell or the dates when such sales will take place. As of September 30, 2024, we have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(50,184)	$(36,607)
Net cash used in investing activities	(105,361)	(167)
Net cash provided by financing activities	201,431	1,213
Net cash increase (decrease) for the period	$45,886	$(35,561)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $50.2 million, consisting primarily of our net loss of $60.9 million and $1.1 million for net changes in operating assets and liabilities, adjusted for $11.8 million of non-cash charges primarily related to stock-based compensation expense and accretion on marketable securities.

Net cash used in operating activities for the nine months ended September 30, 2023 was $36.6 million, consisting primarily of our net loss of $46.3 million, adjusted for $9.6 million of non-cash charges primarily related to stock-based compensation expense and $0.1 million for net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $105.4 million, consisting of purchases of marketable securities available-for-sale of $225.6 million and purchases of property and equipment of $0.7 million, offset by $120.9 million related to sales and maturities of marketable securities available-for-sale.

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.2 million, consisting of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $201.4 million, consisting primarily of proceeds from the issuance of common stock and pre-funded warrants from the 2024 Private Placement of $200 million, offset by issuance costs of $0.4 million and proceeds from issuances of common stock under benefit plans of $1.9 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $1.2 million, related to proceeds from issuances of common stock under benefit plans.

Future Funding Requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of our business during the nine months ended September 30, 2024 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

As of September 30, 2024, total future aggregate operating lease commitments were $8.9 million, with approximately $0.2 million due during 2024, and the remaining due in periods from 2025 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2024, we estimate that we have used approximately $163.2 million of the proceeds from our IPO for general corporate purposes, including to fund the development of TYRA-300, TYRA-200 and our other development programs. There has been no material change in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 29, 2024	8-K	5/31/24	3.1
3.3	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
4.4	Form of Exchange Warrant	8-K	10/18/24	4.1
10.1#**	Transition Agreement, dated August 3, 2024, between the Registrant and Hiroomi Tada, M.D., Ph.D.				X
10.2#**	Employment Agreement, dated September 9, 2024, between the Registrant and Douglas Warner, M.D.				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

* This certification is deemed not filed for purpose of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Indicates management contract or compensatory plan.

** Certain schedules and annexes have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished as a supplement to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TYRA BIOSCIENCES, INC.

Date: November 7, 2024	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)