Form 10-K
period 2024-12-31
Tyra Biosciences, Inc.
filed 2025-03-27
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2024, was approximately $337.8 million.

As of March 25, 2025, the registrant had 53,089,957 shares of common stock ($0.0001 par value) outstanding.

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

PART I

FORWARD-LOOKING STATEMENTS AND MARKET DATA

This Annual Report on Form 10-K (Annual Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, research and development plans, the anticipated timing and phase of development, costs, design and conduct of our ongoing and planned preclinical studies and clinical trials for our product candidates, the potential benefits of regulatory designations, the timing and likelihood of regulatory filings and approvals for our product candidates, the potential to develop product candidates and the safety and therapeutic benefits of our product candidates, our ability to commercialize our product candidates, if approved, the pricing and reimbursement of our product candidates, if approved, the timing and likelihood of success, plans and objectives of management for future operations, and future results of anticipated product development efforts, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.

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

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on developing next-generation precision medicines for large opportunities in targeted oncology and genetically defined conditions, with an initial focus on Fibroblast Growth Factor Receptor (FGFR) biology.

Our in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help us design and predict which product candidates may demonstrate the highest potency, selectivity and tolerability in the clinic. We have initially leveraged our SNÅP approach to develop TYRA-300, TYRA-200 and TYRA-430: three clinical-stage, novel small molecules designed to overcome the toxicity and resistance liabilities of first generation pan-FGFR inhibitors.

Our FGFR3 Programs—TYRA-300 for Bladder Cancer and Skeletal Conditions

Mutations in the protein receptor FGFR3 are a key driver in two indications with large market opportunities: bladder cancer and skeletal conditions. In bladder cancer, uncontrolled activation of FGFR3 on the cell surface stimulates cellular proliferation. In skeletal conditions, increased activity of FGFR3 expressed in growth plate chondrocytes (cartilage cells) results in excessive limitation of long bone growth.

Our lead program, TYRA-300, was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds and potentially addressing key unmet needs across both bladder cancer and skeletal conditions.

TYRA-300 is to be evaluated in three Phase 2 studies: SURF301, for the treatment of metastatic urothelial carcinoma (mUC); SURF302, for the treatment of non-muscle invasive bladder cancer (NMIBC); and BEACH301, for the treatment of pediatric achondroplasia (ACH).

SURF301 for mUC: This ongoing study is an international, multi-center, open label Phase 1/2 clinical trial that was designed to determine the optimal and maximum tolerated doses (MTD), and the recommended Phase 2 dose (RP2D) of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. In late October 2024, we reported interim data that in patients with FGFR3+ mUC who received doses ≥ 90 mg once daily (QD), 6 out of 11 (54.5%) patients achieved a confirmed partial response (PR). Preliminary data, as of the August 15, 2024 data cutoff, suggested TYRA-300 was generally well-tolerated, with infrequent FGFR2- and FGFR1-associated toxicities. Dose optimization is ongoing in this study.

SURF302 for NMIBC: This study is an open-label Phase 2 clinical trial evaluating the efficacy and safety of TYRA-300 at lower doses (50 and 60mg QD) in participants with FGFR3-altered low-grade, intermediate risk (IR) NMIBC. We expect to dose the first patient in this study in the second quarter of 2025.

BEACH301 for ACH: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating TYRA-300 at lower doses (0.125, 0.25, 0.375, 0.50 mg/kg) in children ages 3 to 10 with ACH with open growth plates. Prior to initiation of the first two cohorts, the study will enroll a safety sentinel cohort of up to 3 treatment-naïve participants per dose level in children ages 5 to 10. We expect to dose the first child in this study in the second quarter of 2025.

Our FGFR2 Program- TYRA-200 for Intrahepatic Cholangiocarcinoma

FGFR2 is a protein receptor present on the cell surface that promotes cellular proliferation and transformation upon binding of fibroblast growth factor. Activating gene alterations of FGFR2 have been implicated in the tumorigenesis of multiple solid tumor types, with pan-FGFR inhibitors approved for intrahepatic cholangiocarcinoma (ICC).

TYRA-200 is an FGFR1/2/3 inhibitor designed to be active against nearly all of the clinically identified acquired resistant mutations that arise during treatment with pan-FGFR inhibitors, which we believe is necessary to address the problem of disease progression due to polyclonal resistance. TYRA-200 is currently being evaluated in a multi-center, open label Phase 1 clinical study, SURF201 that is designed to evaluate the safety, tolerability, and pharmacokinetics (PK) of TYRA-200, determine the optimal dose for further development and the MTD and RP2D, and evaluate preliminary antitumor activity, with a focus on achieving proof-of-concept in a cohort of FGFR2-driven ICC resistant to previous FGFR inhibitors.

Our FGF19+ Program- TYRA-430 for Hepatocellular Carcinoma

Fibroblast growth factor 19 (FGF19) is a post-prandial enterohepatic hormone that signals through FGFR4 and its associated co-receptor Klotho Beta (KLB) to exert its normal cellular functions. In certain cancers, FGF19 is aberrantly expressed due to focal chromosomal amplifications or epigenetic mechanisms, promoting tumor cells to become dependent on the FGFR4/KLB/FGF19 oncogenic axis. Recent insights into FGF/FGFR signaling in HCC have indicated an important bypass mechanism in FGFR3, which shares the KLB coreceptor.

TYRA-430 was designed to be biased for FGFR4 and FGFR3 over the FGFR1 and FGFR2 isoforms specifically to address the FGF19 signaling pathway, while also potentially limiting side effects due to inhibition of FGFR1 and FGFR2, as well as to address acquired resistance mutations that have limited the efficacy of previous FGFR4-specific inhibitors. TYRA-430 will be initially studied in SURF431, a global Phase 1 multicenter, open-label, study in advanced HCC and other solid tumors with activating FGF/FGFR pathway aberrations (SURF431). We expect to dose the first patient in this study in the second quarter of 2025.

Our Pipeline

ONCOLOGY
Estimated Annual US Addressable[1]
Discovery
IND-Enabling
Phase
1
2
3
FGFR3NMIBC: TYRA-300
~40K
SURF302
FGFR3mUC: TYRA-300
SURF301
FGFR2ONC: TYRA-200
~5.5K
SURF201
FGFR4/3ONC: TYRA-430
~9K
GENETIC CONDITIONS
FGFR3ACH: TYRA-300
~3K
BEACH301

Potentially leading to additional skeletal dysplasia, including FGFR3-related conditions (HCH, SHOX), and pediatric short stature

TYRA retains an active FGFR3 discovery program; HCH: Hypochondroplasia
FDA clearance for TYRA-300 Phase 2 INDs in ACH and NMIBC based on Phase1 data from SURF301
[1] Represents FGFR3/FGFR2/FGF19+ incidence and relapses for TYRA300/200/430, prevalence for ACH

Our Strategy

Our mission is to improve outcomes for patients living with cancer and genetically defined conditions. We are executing on our mission by focusing on our three strategic pillars: a novel SNÅP platform; an expanding and advancing pipeline; and building a leading company around FGFR biology. With this strategy, our goal is the discovery, development and commercialization of next-generation precision small molecules against clinically validated targets to treat a wide range of indications currently lacking adequate treatment options.

The elements of our strategy to achieve this goal are to:

1.
Advance our lead product candidate, TYRA-300, in bladder cancer and skeletal conditions;
2.
Advance our early-stage clinical pipeline and maintain our position as a leader in our initial focus area of FGFR biology; and
3.
Harness the power of our SNÅP platform to expand our pipeline of next-generation precision medicines for oncology and rare disease indications within FGFR biology and potentially other target areas of interest.

All of our assets have been developed in-house and we retain full development and commercialization rights for our pipeline. We intend to maximize the value of our pipeline by retaining development and commercialization rights to our product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We will seek to collaborate on product candidates or indications that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of larger biopharmaceutical companies.

Our SNÅP Platform

Our proprietary SNÅP platform enables rapid and precise drug design through iterative molecular SNÅPshots that help us design and predict which product candidates will demonstrate the highest potency, selectivity and tolerability in the clinic. Through this approach, we have developed next-generation precision small molecule candidates with novel structures designed to inhibit the target while avoiding off-target toxicities and resistance mutations.

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

Overcoming First Generation FGFR Inhibitor Liabilities

We have initially leveraged our SNÅP approach to develop novel small molecules designed to overcome the toxicity and resistance liabilities of prior generation pan-FGFR inhibitors. Four FGFR targeted therapies have been approved by the FDA for oncology: erdafitinib for locally advanced or mUC, or bladder cancer, and pemigatinib, infigratinib, and futibatinib for ICC with FGFR2-fusions or gene rearrangements (infigratinib was later withdrawn from the market effective March 31, 2023). These inhibitors have demonstrated clinical responses, however response rates and duration of response are limited and come with toxicities driven by the inhibition of FGFR receptors 1, 2 and 4. FGFR1 is expressed in kidney cells where it regulates phosphate and calcium reabsorption, and consequently, inhibition of FGFR1 results in hyperphosphatemia. Inhibition of FGFR2 can result in toxicities that significantly impact quality of life, such as skin and nail toxicities (e.g., onycholysis and hand-foot syndrome), stomatitis, and ocular toxicities such as keratitis and blurred vision. Inhibition of FGFR4 disrupts bile acid metabolism and can result in diarrhea and elevated liver enzymes (AST and ALT). Hyperphosphatemia was a dose-limiting toxicity (DLT) of erdafitinib and was reported in over 70% of patients in the Phase 3 clinical trial conducted in mUC. Overall, Phase 3 adverse events resulted in 72% dose interruptions, 69% dose reductions, and 14% treatment discontinuations. By way of example, we believe the safety and tolerability profile of erdafitinib is a key limitation to its efficacy, as demonstrated by the dosing instructions to start at a daily 8 mg dose, and only increase to 9 mg if hyperphosphatemia is not observed. A similarly high rate of FGFR-related toxicities has been reported in clinical trials of other non-isoform selective FGFR inhibitors including pemigatinib, infigratinib and futibatinib in pivotal studies for ICC. In addition to being limited by toxicity, patients can develop acquired drug resistance, ultimately resulting in disease progression and discontinuation of therapy.

Our FGFR3 Program for Bladder Cancer

TYRA-300 for mUC and NMIBC

FGFR3 is a protein receptor expressed on the cell surface that stimulates cellular proliferation upon binding of fibroblast growth factor. Uncontrolled activation of FGFR3 has been implicated in the oncogenesis of multiple solid tumor types, including bladder cancer.

TYRA-300 was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4, to minimize side effects resulting from inhibition of these related proteins and achieve greater potency against the FGFR3 driver mutation. TYRA-300 is currently being studied in the global Phase 1/2 SURF301 trial in patients with mUC; TYRA-300 will also be evaluated in the global Phase 2 SURF302 trial in patients with IR NMIBC, expected to initiate in the second quarter of 2025.

Disease background

Urothelial cancer (UC) is one of the most common malignancies of the genitourinary system, with over 730,000 people living with bladder cancer in the United States in 2021. Bladder cancer is classified into three broad categories: NMIBC where the cancer is restricted to surface lining of the bladder, MIBC, which is a cancer that has grown deeper into the bladder wall, and mUC in which cancer has spread beyond the bladder. NMIBC comprises the largest population of bladder cancer patients, representing 70-75% of cases diagnosed annually in the United States. NMIBC can be categorized as low, intermediate and high risk for recurrence or progression, with a significant proportion categorized as intermediate and high risk. Whereas between 2014 to 2020, the five-year survival for early stage NMIBC was 97.2%, it was 8.8% for mUC.

The incidence of activating FGFR3 mutations in bladder cancer has been estimated to be between 60-80% of IR NMIBC and between 10-20% of mUC, making FGFR3 an attractive target for development.

We estimate that in 2023, across NIMBC, MIBC and mUC, approximately 163,000 patients were seeking therapy for first-time treatment or to address a recurrence. Applying FGFR3 alteration incidence to these estimates, we believe that approximately 66,000-72,000 FGFR3+ patients are addressable across intermediate and high risk NMIBC, MIBC and mUC in the United States alone. The majority of FGFR3+ patients are estimated to be IR, ranging from 22-41,000, and approximately 3,400 patients are estimated to be addressable in the post-frontline setting of mUC.

Potential bladder cancer patient populations for our FGFR3 inhibitor

Current 2/3L+ mUC treatment landscape and unmet need

The shift in frontline mUC standard of care from chemotherapy combinations to Padcev in combination with Keytruda has created an unmet need in the post-frontline setting, where Padcev and Keytruda were initially approved as monotherapies. For FGFR3+ mUC patients who have received frontline Padcev and Keytruda, erdafitinib is a second-line treatment option, offering a 35.3% overall response rate (ORR), a median progression free survival (PFS) of 5.6 months and overall survival (OS) of 12.1 months, outperforming single agent chemotherapy. Erdafitinib uptake has been limited by tolerability, including 13% serious treatment-related adverse events (TRAE), 45.9%, grade 3/4 TRAE and 66% TRAE leading to dose reduction. Other available options include chemotherapy combinations, for which no randomized controlled trial data is available to date. There continues to be a high unmet need for improvements in both efficacy and toxicity in the 2/3L+ setting.

Current NMIBC treatment landscape and unmet need

NMIBC is one of the most recurrent of all cancers and current standard of care treatment comes with drawbacks. For low grade lesions, Transurethral Resection of Bladder Tumor (TURBT) with or without adjuvant intravesical chemotherapy is the standard of care, whereas high risk lesions should be treated with either adjuvant BCG or radical cystectomy. TURBT comes with risks and burden to patients, including the need to undergo general anesthesia and potential for adverse events such as bladder perforation. Within the first two years of initial standard of care treatment, intermediate and high risk NMIBC recurrence rates are as high as 40% and 30%, respectively. No novel therapy has been approved for IR NMIBC, with only intravesical therapies remaining in development. For high risk NMIBC, primarily intravesical treatments have been approved only for patients with carcinoma in situ (CIS) and multiple intravesical therapies are in Phase 3 development.

Phase 2 data for erdafitinib in NMIBC suggest the potential for FGFR inhibitors in this indication. Oral erdafitinib demonstrated a preliminary 83% complete response (CR) rate in IR patients presented at SUO 2023, 77% recurrence free survival (RFS) in high-risk papillary patients presented at ESMO 2023 and 73% 6-month CR rate in high-risk CIS patients presented at SUO 2023. The safety and tolerability results were generally consistent with that known for erdafitinib, despite using a lower 6mg daily dose in these studies. TAR-210, an erdafitinib-containing device implanted every three months via the urethra, also demonstrated a 90% CR rate in IR patients and 90% RFS in high-risk papillary patients as presented at AUA 2024. Johnson & Johnson has initiated a Phase 3 study for TAR-210 in low grade, IR patients and has not indicated plans to develop oral erdafitinib further in this setting.

Our solution, TYRA-300 in mUC and NMIBC

We believe an orally administered, highly specific FGFR3-directed inhibitor, with minimal effects from other FGFR-related toxicities, has the potential to be highly efficacious and tolerable and represents a potentially large future market opportunity for our product candidate in patients with FGFR3+ mUC and NMIBC.

Designing inhibitors that bind to the ATP-binding site and that can selectively differentiate between FGFR3 and FGFR1 is challenging due to the near-identical amino acid sequence in this site. We utilized the differentiated approach of our SNÅP platform to generate compounds, including TYRA-300, that capitalize on subtle conformational differences between FGFR3 and FGFR1 to obtain greater than ten-fold selectivity for FGFR3 versus FGFR1. In comparison, other FGFR inhibitors that are approved or in clinical development such as erdafitinib, pemigatinib, futibatinib and infigratinib, have demonstrated low or no selectivity for FGFR3 over FGFR1 and FGFR2.

Clinical development and data generated to date for TYRA-300 in oncology

In November 2022, we initiated our Phase 1 clinical trial of TYRA-300, SURF301, an international, multi-center, open label study designed to determine the optimal dose, MTD and the RP2D of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. SURF301 is currently enrolling adults with locally advanced or mUC and other advanced solid tumors with FGFR3 gene alterations. As of March 2024, the Part A Phase 1 portion of SURF301 completed dose escalation up to 120mg without determining an MTD, and is currently evaluating doses below 120mg, including 100mg in preparation for initiating the Phase 2 portion of the study.

In October 2024, we announced interim clinical proof-of-concept data for TYRA-300 in patients with mUC from the SURF301 study. These data were presented in a late-breaking oral presentation at the 36th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in Barcelona, Spain. As of the August 15, 2024 data cutoff, 41 patients were enrolled in the Phase 1 portion of the SURF301 Phase 1/2 study. Eligible participants were adults with advanced malignancies with or without FGFR3 alterations, including those previously treated with erdafitinib. The enrolled patient population was heavily pre-treated, with 44% of patients receiving ≥ 3 lines of therapy prior to receiving TYRA-300, and 76% of FGFR3+ mUC patients receiving ≥ 3 lines of therapy. Treatment with TYRA-300 was evaluated across six dose levels, ranging from 10 mg-120 mg QD.

The study population was older and heavily pre-treated

In the preliminary PK/pharmacodynamics analysis in 41 patients as of the data cutoff, TYRA-300 plasma concentrations indicated adequate target coverage at ≥90 mg QD, with further PK characterization ongoing.

Exposure at doses ≥90 mg exceeded FGFR3 IC90 target coverage

In patients with FGFR3+ mUC who received doses ≥ 90 mg QD, anti-tumor activity was observed in all patients: (i) 6 out of 11 (54.5%) patients at ≥ 90 mg QD achieved a confirmed PR, 3 of which are still ongoing; (ii) 5 out of 10 (50%) patients at 90 mg QD achieved a PR; (iii) 1 out of 1 (100%) patient at 120 mg QD achieved a PR; and (iv) a 100% disease control rate (DCR) was achieved for all patients at ≥ 90 mg QD (PR + stable disease).

Anti-tumor activity was observed in all FGFR3+ mUC patients treated at ≥90 mg QD

TYRA-300 demonstrated favorable interim safety results as of the data cutoff date: (i) preliminary data has shown TYRA-300 was generally well-tolerated, with infrequent FGFR2- and FGFR1-associated toxicities; (ii) in doses from 10 mg up to 120 mg QD, there were 4 (10%) serious adverse events related to TYRA-300, 1 DLT of grade (Gr) 3 diarrhea at 90 mg QD, and 1 TRAE leading to discontinuation of treatment (Gr3 ALT, 90 mg QD); (iii) there were no ≥ Gr4 TRAEs; and (iv) the 120 mg QD dose was the highest dose evaluated with no DLTs reported.

At 90mg QD, improved tolerability was observed with TYRA-300 as compared to erdafitinib

At dose levels lower than 60mg, including target dose levels for NMIBC and skeletal conditions, TYRA-300 exhibited favorable interim safety results as of the data cutoff date. No hyperphosphatemia, discontinuation or dose reductions were reported at doses equal to or below 60mg.

FGFR-related toxicities were infrequent at lower doses

Future clinical development plans for TYRA-300 in mUC and NMIBC

We believe that the full development potential for TYRA-300 may cover the entire spectrum of disease in UC, and may represent a large opportunity relative to other drug targets given the high prevalence of FGFR3 mutations and the potential to treat earlier disease.

The Phase 2 portion of SURF301 will test two doses of TYRA-300. We plan to include cohorts of mUC patients naïve to FGFR inhibitors as well as a small cohort of mUC patients who have received an FGFR inhibitor previously and have developed resistance to that inhibitor due to an FGFR3 mutation, such as the gatekeeper V555M.

In January 2025, we announced that the FDA cleared our Investigational New Drug application (IND) for TYRA-300 to proceed with a Phase 2 clinical trial of TYRA-300 in low-grade, IR NMIBC (SURF302). SURF302 will be an open-label Phase 2 clinical study evaluating the efficacy and safety of TYRA-300 in participants with FGFR3-altered low-grade, IR NMIBC. The study will enroll up to 90 participants at multiple sites primarily in the United States. Participants will be randomized initially to treatment with TYRA-300 at 50 mg QD (Cohort 1) or treatment with TYRA-300 at 60 mg QD (Cohort 2). Following a review of efficacy and safety, an additional dosing cohort may be evaluated. The primary endpoint is CR rate at three months. Secondary endpoints include time to recurrence, the median duration of response, RFS, PFS, safety and tolerability. We expect to dose the first patient in this study in the second quarter of 2025.

Our future plans may include potential combination studies with approved or novel agents across all stages of bladder cancer where the risk of overlapping toxicities may be diminished when combined with TYRA-300.

Our FGFR3 Program for Skeletal Conditions

TYRA-300 for ACH and Skeletal Conditions

Mutations in FGFR3 are implicated in skeletal conditions due to its role in regulating bone and cartilage formation. We believe that there is a significant opportunity to develop TYRA-300 to potentially address the long-term complications associated with these skeletal conditions including ACH, hypochondroplasia (HCH), Short Stature Homeobox (SHOX) deficiency, other FGFR3-driven genetic syndromes and idiopathic short stature.

Disease background

FGFR3 is expressed in growth plate chondrocytes (cartilage cells) where it functions in signaling pathways to limit growth. The G380R mutation in FGFR3, which causes an estimated 99% of ACH, as well as other activating mutations, increases FGFR3 activity, resulting in excessive limitation of growth in the long bones, vertebral bodies and skull base. In children with ACH, the most common form of dwarfism, these growth differences can result in life-long health complications such as sleep apnea, obesity, recurrent ear infections, and bowed legs. The most serious sequelae include spinal stenosis (narrowing of the spinal canal); up to 20% of infants require surgery to address narrowing at the base of the skull (foramen magnum stenosis), which can be life-threatening; in adults, spinal stenosis of the lower back results in chronic pain, necessitating surgery and long-term pain management.

ACH is an autosomal dominant condition that occurs in approximately 1 in 15,000 to 40,000 newborns worldwide, and it is estimated that there are approximately 3,000 affected individuals under the age of 18 in the United States and approximately 23,000 addressable, affected individuals under the age of 18 worldwide. Approximately 80% of ACH cases arise through a spontaneous mutation of FGFR3, whereas 20% of cases are familial.

FGFR3 is implicated in multiple additional skeletal conditions, including HCH, which is most commonly caused by the N540K mutation (~70-80%) in the FGFR3 gene, as well as SHOX Deficiency, where SHOX is a transcription factor for FGFR3.

Current treatment landscape and unmet need

ACH had been managed primarily through surgical and physical therapy intervention until the accelerated approval of Voxzogo (vosoritide) in 2021. Voxzogo is a daily injected C-natriuretic peptide (CNP) analog, which acts downstream of FGFR3. In a pivotal study, children treated with 15mg/kg of Voxzogo achieved 5.66cm/year in average height velocity (AHV), a 1.40cm improvement over 4.26cm baseline. Children in the Phase 2 trial treated with 15mg/kg achieved 5.91cm/year AHV, 1.87cm improvement over 4.04cm baseline. Children treated with 30mg/kg saw a lower change from baseline, suggesting the CNP pathway activity is potentially dose-limited in

FGFR3-driven conditions. TransCon CNP, a prodrug of CNP administered to children with ACH by injection on a weekly basis, showed similar efficacy in Phase 3 and a New Drug Application (NDA) filing is expected in the first quarter of 2025. BridgeBio is developing infigratinib, a daily oral, low-dose FGFR1/2/3 inhibitor, which achieved 6.0 cm/yr AHV and a 2.51 cm/yr improvement over 3.51cm/yr baseline for the 0.25 mg/kg cohort in Phase 2 studies. BridgeBio previously published that doses above 0.33mg/kg are limited by hyperphosphatemia and they have communicated they do not plan to exceed the 0.25 mg/kg dose in pediatric skeletal conditions. BioMarin disclosed that prolonged treatment with Voxzogo could result in a final adult height improvement of 17cm or more in ACH, potentially 29cm less than average height for adult males without ACH, pointing to remaining unmet need.

Our solution, TYRA-300 in ACH

By engaging FGFR3 selectively at higher, safe doses, TYRA-300 may have the potential to meaningfully improve height, health and functional outcomes beyond what can be achieved with current therapies in development for children with ACH, HCH, SHOX deficiency, other FGFR3-driven genetic syndromes and idiopathic short stature.

In the Imagine Institute’s FGFR3Y367C/+ preclinical model, TYRA-300 administered daily at a 1.2 mg/kg dose for 15 days, increased body length in mice by 17.9% compared to the vehicle (p<0.0001) and increased the length of the femur (+22.6%), tibia (+33.0%) and L4-L6 (+23.5%) in mice (p<0.0001). 1.2mg/kg in mice roughly equates to a 0.5mg/kg dose in children and a 40mg dose in adults. TYRA-300 also demonstrated increases in long bone length in the Imagine Institute’s HCH mouse model.

Development plans for TYRA-300 in ACH

In October 2024, we announced that the FDA cleared the Company’s IND for TYRA-300 to proceed with a Phase 2 clinical trial of TYRA-300 for children with ACH (BEACH301). BEACH301 will be a Phase 2, multicenter, open-label, dose-escalation/dose-expansion study evaluating TYRA-300 in children ages 3 to 10 with ACH with open growth plates. The study will enroll children who are treatment-naïve (Cohort 1) and those who have received prior growth-accelerating therapy (Cohort 2) at multiple sites across the globe. Each of these cohorts is expected to enroll up to 10 participants per dose level (0.125, 0.25, 0.375, 0.50 mg/kg) for up to 12 months. Prior to initiation of Cohorts 1 and 2, the study will enroll a safety sentinel cohort of up to 3 treatment-naïve participants per dose level in children ages 5 to 10. The primary objectives of the study will be to assess safety and tolerability in children with ACH and evaluate change from baseline in annualized growth velocity to determine the dose(s) for further development. Secondary objectives will include evaluating change from baseline in height z-score, proportionality and PK. We are also planning exploratory assessments of clinical outcomes such as functional improvements, changes in the spine, and quality of life measures. The Company expects to dose the first child with ACH in the BEACH301 study in the second quarter of 2025.

In July 2023 and January 2024, the FDA granted orphan drug designation and rare pediatric disease designation to TYRA-300, respectively, for the treatment of ACH.

Our FGFR2 Program

TYRA-200 for ICC

FGFR2 is a protein receptor present on the cell surface that promotes cellular proliferation and transformation upon binding of fibroblast growth factor. Activating gene alterations of FGFR2 have been implicated in the tumorigenesis of multiple solid tumor types.

TYRA-200 is an investigational, oral, FGFR1/2/3 inhibitor designed to be active against activating FGFR2 gene alterations, as well as clinically important molecular brake and gatekeeper resistance mutations, and selective for FGFR4. We are focusing initial Phase 1 development of TYRA-200 in FGFR2-driven ICC resistant to treatment with prior FGFR inhibitors.

Disease background

ICC is a form of cancer that originates in the bile ducts, which are a series of thin vessels that transport bile from liver cells to the small intestine. The median OS for all patients diagnosed with ICC is reported to be 16.1 months. The median OS for patients diagnosed with late-stage disease is less than one year. Approximately 15-20% of patients with ICC have genetic alterations in FGFR2, which are primarily gene rearrangements and activating mutations. In addition to ICC, FGFR2 drives an estimated 7-16% of endometrial cancers and 0.8% of other solid tumors.

ICC is a rare tumor, accounting for an estimated 10-20% of intrahepatic biliary cancers and an estimated ~11% of cancers of unknown primary origin. We estimate that in 2023, approximately 1,000 second-line FGFR2+ ICC patients are addressable for treatment with an FGFR2 inhibitor and approximately 500 FGFR2+ ICC patients are addressable in the FGFR-resistant setting in the United States. We also estimate that approximately 1,000 and 3,000 FGFR2+ patients with late-stage endometrial cancer and other solid tumors, respectively, may be addressable with FGFR2 inhibitors.

Current treatment landscape and unmet need

Currently, surgical recession is the only curative option available to ICC patients. However, only up to one-third of patients are eligible for surgery at diagnosis and up to 70% of patients experience a recurrence largely within the first two years following surgery. Patients with unresectable tumors are typically treated with frontline immunotherapy in combination with cisplatin-based chemotherapy which have shown 12.7-12.8 month OS. Upon disease progression, patients with somatic alternations in FGFR2 are eligible to be treated with approved pan-FGFR inhibitors including Pemazyre (pemigatinib) and Lytgobi (futibatinib) which have generated ORR of 36-42% and mean duration of response of 9.1-9.7 months. The investigational FGFR2-specific inhibitor lirafugratinib has reported ~80% response rates in a small dataset of patients who have not received an FGFR inhibitor previously, though showed limited activity in patients whose tumors have developed these acquired resistance mutations.

The currently approved pan-FGFR inhibitors as well as several investigational agents are not active against the entire spectrum of clinically important acquired resistance mutations that develop in response to FGFR inhibition. Polyclonal resistance (multiple resistance mutations that occur in the same patient) is a common feature in this patient population, with one dataset showing Over 50% of patients who recur on FGFR therapy have gatekeeper and molecular brake mutations. We believe the ability to demonstrate clinically beneficial activity in the FGFR inhibitor-resistant setting will provide proof of concept and validate the design principles behind TYRA-200.

Our solution, TYRA-200 in ICC

We believe the critical unmet need for patients with FGFR2 fusion or FGFR2-altered ICC is balancing the potency for the wild type and the numerous on-target resistance mutations that confer resistance to the currently approved FGFR inhibitors. We believe maintaining potency against all of these clinically important mutations as well as wild-type FGFR2 could potentially improve efficacy and duration of response. Additionally, we designed TYRA-200 with greater selectivity for FGFR1-3 versus FGFR4 to potentially improve upon tolerability of pan-FGFR inhibitors that are potent for FGFR4.

In preclinical models, TYRA-200 has demonstrated potency in FGFR2-driven Ba/F3 cells similar to erdafitinib, pemigatinib, futibatinib or infigratinib, while reducing or eliminating the decrease in potency observed with N550K/H/D and E566A molecular brake, V565F/L/I gatekeeper, and K660E/N A-loop activator resistance mutations. In a preclinical allograft model of an FGFR2-driven Ba/F3 cell line with the V565F gatekeeper mutation, we observed 96% and 98% tumor growth inhibition by TYRA-200 versus 62% tumor growth inhibition in an allograft treated with futibatinib.

Development plans for TYRA-200 in ICC

In December 2023, we commenced our Phase 1 clinical trial of TYRA-200, SURF201, a multi-center, open label study designed to evaluate the safety, tolerability, and PK of TYRA-200 and determine the optimal dose for further development, the MTD and RP2D, as well as evaluate preliminary antitumor activity. SURF201 is currently enrolling participants with ICC with acquired kinase domain mutations. Positive data in this setting, where other FGFR inhibitors have not succeeded, would potentially provide confidence in our belief that addressing acquired resistance may prolong the duration of responses, and ultimately PFS, in the FGFR-naive setting.

Beyond FGFR-resistant and FGFR-naive ICC, there is potential for TYRA-200 to extend into metastatic endometrial carcinoma as well as advanced colorectal, breast, ovarian, gastric, and lung cancer.

Our FGF19+ Program

TYRA-430 for Hepatocellular Carcinoma

FGF19 is a post-prandial enterohepatic hormone that signals through FGFR4 and its associated co-receptor KLB to exert its normal cellular functions. In a subset of certain cancers, such as HCC, gastric adenocarcinoma, and squamous esophageal carcinoma, FGF19 is aberrantly expressed due to focal chromosomal amplifications or epigenetic mechanisms, promoting tumor cells to become dependent on the FGFR4/KLB/FGF19 oncogenic axis.

An experiment run by Tao et al (2022) demonstrated a greater dependence of HCC JHH-7 cells on KLB, the common co-receptor for FGFR3 and FGFR4, than on either receptor alone. This is also consistent with the results of the double knock down of FGFR3 and 4 being more deleterious than knock down of either receptor alone, suggesting the need for dual inhibition of FGFR3 or FGFR4.

TYRA-430 is an investigational FGFR4/3 biased inhibitor for FGF19+/FGFR4-driven cancers that is designed to be agnostic to acquired resistance mechanisms originating from the V550 gatekeeper and the C552 mutations. In August 2024, we announced that the FDA cleared our IND to proceed with the global Phase 1 SURF431 clinical trial of TYRA-430 in advanced HCC and other solid tumors with activating FGF/FGFR pathway aberrations.

Disease background

Liver cancer is the third leading cause of cancer related mortality worldwide (Bray et al). Abnormal activation of FGF19 has been implicated as an oncogenic driver in approximately 30% of HCC. Data suggests that in this subtype, excessive FGF19 may over-activate the receptor tyrosine kinases FGFR4 and FGFR3 thus drive cancer cell proliferation, survival, and resistance to apoptosis.

We estimate that in 2022, approximately 6,000 frontline FGFR19+ HCC patients were addressable for treatment with an FGFR4/3 inhibitor and over 3,000 FGFR19+ HCC patients were addressable in the post-frontline setting in the United States.

Current treatment landscape and unmet need

Between 2014 and 2020, the five-year relative survival for liver cancer patients in the US was 21.7%. Most HCC patients are diagnosed with unresectable disease and are not eligible for potentially curable treatments, including surgery, transplant or ablation. For patients with advanced, unresectable HCC, immunotherapies have become standard of care in the frontline since the 2020 approval of Tecentriq/Avastin (atezolizumab/bevacizumab), based on a 28% ORR and 6.8 month PFS, with follow up analysis in the intent to treat population showing a 19.2 month OS. Promising phase 2 datasets have been released for agents in development as part of a triplet combination regimen atezolizumab/bevacizumab.

In the post-frontline setting, non-targeted approaches including multi-kinase inhibitors approved for the second and third lines have shown modest therapeutic benefit. Bayer’s Stivarga (regorafenib), Exilixis’ Cabometyx

(cabozantinib) and Eli Lilly’s ramucirumab have been approved in this setting based on ORR ranging from 4-7%, PFS ranging from 2.5-5.2 months and OS ranging from 8.5-10.6 months. Use of sorafenib and lenvatinib, initially approved for treatment-naïve patients, is anticipated to rise in the second line, but randomized data is not available for these agents in this setting. Several FGFR4-selective inhibitors have been developed and achieved clinical proof of concept with ORR of 17%-21%, in FGF19+ patients. However, FGFR4-specific approaches have shown limited durability, potentially due to an FGFR3-mediated bypass mechanism as well as acquired drug resistance in some cases. We believe TYRA-430 has the potential to address the shortcomings of prior FGFR4-specific approaches as well as the overall unmet need in FGF19+ HCC, where no biomarker-driven, targeted therapy has been approved.

Our Solution, TYRA-430 in HCC

TYRA-430 was selected for development based in part on its bias for FGFR4 and FGFR3 over the FGFR1 and FGFR2 isoforms specifically to address the aberrant FGF19 signaling pathway, while also potentially limiting side effects due to inhibition of FGFR1 and FGFR2. In addition to the activity toward FGFR3, TYRA-430 is further distinguished from the highly specific FGFR4 inhibitors by its relative resistance to clinically observed mutations at the gatekeeper (550) and cysteine (552) positions.

In preclinical models, TYRA-430 demonstrated bias for FGFR4 and FGFR3 over FGFR1 and FGFR2 isoforms in Ba/F3 cells. Additionally, in a JHH7 FGF19+ HCC xenograft, TYRA-430 (28 mg/kg BID), demonstrated 99% tumor growth inhibition while roblitinib (FGFR4-specific inhibitor, 100 mg/kg BID) and lenvatinib (30 mg/kg QD) demonstrated 86% and 53% tumor growth inhibition, respectively.

Development plans for TYRA-430 in HCC

In August 2024, we announced that the FDA cleared our IND to proceed with a Phase 1 clinical trial of TYRA-430. SURF431 will be a Phase 1, multicenter, open-label, first-in-human study of TYRA-430 in advanced HCC and other solid tumors with activating FGF/FGFR pathway aberrations. We believe TYRA-430 has the potential to address a significant unmet need in HCC, where there are no approved biomarker-driven, targeted therapies. We expect to dose the first patient in this study in the second quarter of 2025.

Our Discovery Engine

We continue to leverage the SNÅP platform in the discovery and development of additional, undisclosed preclinical programs. These efforts are focused in the field of FGFR biology as well as other targets that are important drivers for opportunities across precision oncology and genetically defined conditions.

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

For TYRA-300 in post-frontline mUC, approved competitors include Janssen Pharmaceutical’s Balversa (erdafitinib), chemotherapy agents and immunotherapy or Padcev for patients not exposed in the frontline. Therapies in development include Eli Lilly’s LOXO-435, an oral, FGFR3-specific inhibitor, as well as multiple next-generation Nectin4-targeted therapies.

For TYRA-300 in IR NMIBC, no agents beyond intravesical BCG or chemotherapy have been approved. Urogen’s UGN-102, a hydrogel reformulation of mitomycin C, has a PDUFA date scheduled for June 2025. Additional agents in Phase 3 development include Janssen Pharmaceutical’s TAR-210, CG Oncology’s crestostimogene grenadenorepvec and Ferring’s nadofaragene firadenovec.

For TYRA-300 in high risk NMIBC, beyond Intravesical BCG and chemotherapy instillations, Merck’s Keytruda, ImmunityBio’s Anktiva in combination with BCG and Ferring’s Adstiladrin are approved in BCG-unresponsive high risk NMIBC with CIS, with or without papillary tumors. Additional agents in Phase 3 development include Janssen Pharmaceutical’s TAR-200, CG Oncology’s crestostimogene grenadenorepvec and PD–(L)1 inhibitors including Pfizer’s sasanlimab.

For TYRA-300 in ACH, BioMarin’s Voxzogo is approved for children of any age with open growth plates. Ascendis has disclosed an intent to file an NDA and MAA for TransCon CNP in 2025 and BridgeBio’s infigratinib is still in Phase 3 development. BioMartin is studying BMN-333, a long-acting CNP in Phase 1 development.

For TYRA-300 in HCH, BioMarin’s vosoritide is in Phase 3 development, BridgeBio’s infigratinib has initiated a run-in for a Phase 2 study and Ascendis has disclosed plans to initiate a clinical study in 2025. BioMarin has also initiated a Phase 2 basket trial for vosoritide in children with Turner Syndrome, SHOX Deficiency and Noonan Syndrome without sufficient response to human growth hormone, in addition to a Phase 2 study for children with idiopathic short stature.

For TYRA-200 in ICC, there are two pan-FGFR inhibitors available in the United States that are indicated for the treatment of adults with previously treated, unresectable locally advanced or metastatic cholangiocarcinoma with a FGFR2 fusion or other rearrangement: Incyte Corporation’s Pemazyre and Taiho Oncology’s Lytgobi. Additional inhibitors in development include Elevar’s Lirafugratinib, TransThera’s tinengotinib and Cogent’s CGT-4859.

For TYRA-430 in HCC, several multi-kinase inhibitors have been approved for the treatment of HCC, but there are currently no approved FGFR4-specific inhibitors approved. In the late line setting, approved, non-targeted treatment options include Bayer’s Stivarga, Exelixis’ Cabometyx, Eli Lilly’s Cyramza, Merck’s Keytruda and BMS’ Opdivo combined with Yervoy. There are a number of FGFR4 clinical stage programs, with most of the development focused in China, including CStone Pharmaceuticals and Blueprint Medicine’s BLU-554 (fisogatinib), Everest Medicine’s FGF401 and Abbisko Therapeutics’ ABSK-011.

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

We are building a patent portfolio and have substantial confidential know-how relating to our product candidates and SNÅP platform. As of March 15, 2025, our intellectual property portfolio consists of one granted U.S. patent, 14 pending U.S. provisional applications, 10 pending U.S. nonprovisional applications, 90 pending foreign patent applications, one granted foreign patent and 10 patent applications pursuant to the Patent Cooperation Treaty (PCT) all of which are solely owned by us. We do not license any material patent rights from any third party. Collectively, our patent rights relate to various aspects of our product candidates.

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

Intellectual Property Relating to Our FGFR3 Program

With regard to our FGFR3 product candidates, as of March 15, 2025, we own 11 pending U.S. provisional applications, five pending U.S. nonprovisional applications, one granted U.S. patent, five pending PCT patent applications, 44 pending foreign applications and one granted foreign patent. These patent rights relate to the FGFR3 product candidates’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases, using our FGFR3 product candidates. Specifically, we have one granted U.S. patent, one granted foreign patent and 30 pending foreign patent applications directed to the composition matter of our leading candidate in the FGFR3 program. We expect any patents issued from these applications to expire between 2040 and 2046 without accounting for any patent term adjustment or extension that may be available.

Intellectual Property Relating to Our FGFR2 Program

With regard to our FGFR2 program, as of March 15, 2025, we own two pending U.S. nonprovisional applications, one pending PCT patent application and 16 pending foreign applications. These patent rights relate to the FGFR2 program’s compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. Specifically, we have one pending U.S. nonprovisional and 15 pending foreign patent applications directed to the composition matter of our leading candidate in the FGFR2 program. We expect any patents issued from these applications to expire between 2040 and 2044 without accounting for any patent term extension that may be available.

Intellectual Property Relating to Other Programs

With regard to our other programs, including the FGFR4 program, as of March 15, 2025, we own three pending U.S. provisional patent application, three pending U.S. nonprovisional application, three pending PCT patent applications and 28 pending foreign applications. These patent rights relate to these other programs’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. We expect any patents issued from these applications to expire between 2042 and 2045 without accounting for any patent term extension that may be available.

Scope and Duration of Intellectual Property Protection

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, the FDA is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent, provided that the extended patent term may not exceed fourteen years after the date of approval of the marketing application. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on any issued U.S. patents covering those product candidates. We intend to seek patent term extensions for our current and future issued patents in jurisdictions where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our issued patent and any patents issuing from our pending patent applications are expected to expire on dates ranging from 2040 to 2046, without accounting for potentially available patent term extensions or patent term adjustments.

However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of oncology therapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our current or future patents will be commercially useful in protecting our product candidates and the methods used to manufacture them. Moreover, our current or future patents may not guarantee us the right to practice our technology in relation to the commercialization of our product candidates.

The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology. Our current or future patents may be challenged, narrowed, circumvented or invalidated, which could limit our ability to stop competitors from marketing related product candidates or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under our current or future issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these and other reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any protection afforded by the patent. For this and other risks related to our proprietary technology, inventions, improvements, SNÅP platform and product candidates, please see the section entitled “Risk Factors—Risks Related to Our Intellectual Property.”

We have filed applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the TYRA and TYRA BIOSCIENCES marks with the United States Patent and Trademark Office and certain foreign patent and trademark organizations. We have registered trademarks in the United States and other jurisdictions.

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

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These clinical trials, sometimes referred to as Phase 4 studies, may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA conducts a preliminary review of an NDA within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted.

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

After the FDA evaluates an NDA and conducts any necessary inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes all of the deficiencies that the FDA has identified and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. When the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

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

Additionally, depending on the design of the applicable clinical trials, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and may require that such confirmatory studies be underway prior to granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires pre-approval of promotional materials as a condition of accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Under the current statutory sunset provisions, as amended by the Continuing Appropriations and Extensions Act, 2025, the FDA may only award a voucher for an approved rare pediatric disease product application if the Sponsor has rare pediatric disease designation for the drug, and that designation was granted by December 20, 2024. After September 30, 2026, FDA may not award any Rare Pediatric Disease Priority Review Voucher.

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

Marketing Exclusivity

Non-patent regulatory exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (ANDA) or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA) submitted by another company for another drug containing the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of regulatory exclusivity or existing patent term if a sponsor conducts clinical trials in children in response to a written request from the FDA and meets other conditions. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

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

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. Among other changes, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below), in which manufacturers were required to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This has resulted in several Congressional inquiries and proposed and enacted federal and state regulations designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) came into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

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

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product candidate for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted.

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

Regulation of Companion Diagnostics in the EU

In the EU, in vitro diagnostic medical devices (IVD MDs), were regulated by the EU Directive on in vitro diagnostic medical devices (Directive No. 98/79/EC, as amended) (IVDD), which regulated the placing on the market, the European Conformity (CE) marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufacturers and devices as well as the vigilance procedure. IVD MDs had to comply with the requirements provided for in the IVDD, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since Regulation (EU) No 2017/746 (IVDR) became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applies since May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The IVDR introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from national competent authorities or the EMA.

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

Human Capital

As of March 25, 2025, we had 60 full-time employees, including a total of 16 employees with M.D. or Ph.D. degrees. Of these full-time employees, 44 employees are engaged in research and development.

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

Summary of Risks Related to Our Business

•
We are early in our development efforts, have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.
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
•
We are early in our development efforts, with three product candidates in clinical development, and our other development programs in the preclinical or discovery stage. If we are unable to successfully develop, obtain marketing approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
As an organization, we have never completed any clinical trials or submitted an application for marketing approval and may be unable to do so for any of our product candidates.
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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are early in our development efforts, have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for investors to evaluate our current business and likelihood of success and viability.

Investment in drug development is a highly speculative undertaking and involves a substantial degree of risk. We are a biopharmaceutical company formed in 2018 with a limited operating history upon which you can evaluate our business and prospects. We have three product candidates in clinical development. Our other development programs are either in preclinical development or in the drug discovery stage. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, research and development activities including development of our proprietary SNÅP platform and identifying potential product candidates, establishing our intellectual property portfolio, conducting research and preclinical studies and clinical trials, and providing general and administrative support to these operations. Our approach to the discovery and development of product candidates based on our proprietary SNÅP platform is unproven, and we do not know whether we will be able to develop any product candidates that are successful in clinical development or products of commercial value.

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

We have incurred significant operating losses since our inception. Our net losses were $86.5 million and $69.1 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $251.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. TYRA-300, TYRA-200, TYRA-430 and any of our other product candidates will require substantial additional development time and resources before we are able to apply for, or receive, marketing approval and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, and seek marketing approval for, and potentially commercialize any of our product candidates and as we seek to discover, develop and market additional potential product candidates.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations through at least 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in October 2022, we entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150 million in “at the market” offerings through or to the Agent, as sales agent or principal. However, there can be no assurance that the Agent will be successful in consummating future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, in the past, the closure of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, possible recession and rising inflation concerns have adversely affected and may continue to adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

Risks Related to the Discovery, Development and Marketing Approval of Our Product Candidates

We are early in our development efforts, with three product candidates in clinical development, and our other development programs in the preclinical or discovery stage. If we are unable to successfully develop, obtain marketing approval and ultimately commercialize product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are in the early stages of our research and development efforts and all of our development programs are either in early clinical development or the preclinical or drug discovery stage. We have invested substantially all of our efforts to date in developing our proprietary SNÅP platform, developing TYRA-300, TYRA-200 and TYRA-430, identifying other potential product candidates and conducting preclinical studies. We are relatively early in our clinical trials of our product candidates and will need to progress our other development programs through additional preclinical studies to enable us to submit INDs with the FDA and receive allowance from the FDA to proceed with initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

As an organization, we have never completed any clinical trials or submitted an application for marketing approval and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates and we will need to successfully complete our ongoing and planned clinical trials and later-stage and pivotal clinical trials, in order to obtain marketing authorization from the FDA or comparable foreign regulatory authorities to market TYRA-300, TYRA-200, TYRA-430, as well as complete IND-enabling studies for our development programs in the preclinical or discovery stage. Carrying out clinical trials and the submission of a successful NDA is a complicated process. As an organization, while we have commenced clinical trials for certain of our product candidates, we have not previously completed any clinical trials, have limited experience as a company in preparing and submitting marketing applications and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of TYRA-300, TYRA-200, TYRA-430 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials, could prevent us from, or delay us in submitting NDAs for, and commercializing our product candidates.

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

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of our product candidates , we do not know whether our current product candidates or other potential product candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our current or future clinical trials in humans. In addition, while we reported interim results from our ongoing SURF301 trial, they are not necessarily indicative of final results or results from future trials, It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in our ongoing or planned trials, or in IND-enabling studies for any of our other product candidates, such results could delay and possibly prevent or limit clinical trials for our product candidates. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (EU) recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations (CROs), may impact our developments plans.

In oncology, our discovery and preclinical development activities are focused on the development of targeted therapeutics for patients with genomically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs based on our SNÅP platform is novel and unproven and may never lead to approved products of commercial value.

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Although we believe, based on our preclinical work in oncology, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. In addition, even if our approach is successful in showing clinical benefit for acquired resistance mutation-driven cancers for our TYRA-300, TYRA-200, or

TYRA-430 product candidates, we may never successfully identify additional oncogenic alterations for other receptor tyrosine kinases using our SNÅP platform, or succeed in identifying additional product candidates to address such alterations. Any product candidates we do discover and advance based on scientific approach may be later shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. Therefore, we do not know if our approach of discovering and developing product candidates to treat patients with genomically defined cancers will be successful, and if our approach is unsuccessful, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operation.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for regulatory allowance before proceeding with clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing or planned clinical trials for TYRA-300, TYRA-200, TYRA-430 or any other product candidate, could significantly affect our product development timelines and development costs.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary SNÅP platform, which is designed to efficiently identify and selectively target vulnerabilities in the mutant proteins that commonly eliminate or reduce the effectiveness of standard-of-care therapies. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our product candidates are in the early stages of development and we have not yet completed any clinical trials for any product candidate. Our SNÅP platform utilizes the rapid generation of precise molecular SNÅPshots to continually gain deeper insights into the structure of inhibitor binding sites and how commonly occurring resistance mutations lead to acquired drug resistance to existing therapies, which we believe aids in the prediction of amino acid residues most likely to cause resistance to specific existing therapies. This innovative process may never be successful in identifying additional product candidates with innovative structures that are able to inhibit the target while avoiding those specific residues. Further, because all of our product candidates and discovery programs are based on our SNÅP platform, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other development programs.

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

We have not completed the evaluation of any of our product candidates in human clinical trials. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. As is the case with biopharmaceuticals generally, and treatments for cancer and rare diseases in particular, it is likely that there may be side effects and adverse events associated with the use of our product candidates. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. Any such undesirable side effects observed in one of our clinical trials in our targeted indications could impair the development, marketing approval or commercial prospects of our product candidates in those and other indications. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend or terminate future clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved. To date, the FDA has generally required premarketing approval for companion diagnostic tests for use with cancer therapies. Various foreign regulatory authorities also regulate in vitro companion diagnostics as medical devices and, under those regulatory frameworks, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of these companion diagnostics, which we expect will require separate regulatory clearance or approval prior to commercialization.

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

Indeed, approval, certification or clearance of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applies since May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics is subject to further requirements since the IVDR became applicable as it introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the European Medicine Agency (EMA) on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances, approvals or certification for our companion diagnostics or to manufacture, market or distribute our products after clearance, approval or certification is obtained.

In addition, in January 2024, the FDA announced its intention to initiate the process to reclassify most in vitro diagnostic tests (IVDs) that are currently Class III into Class II, including companion diagnostic IVDs. If such reclassification efforts occur, any companion diagnostics that are the subject of the down- classification may no longer require premarket approval, but rather may be marketed pursuant to the generally less burdensome 510(k) clearance process. However, there is no assurance that any companion diagnostic required for our pharmaceutical development programs will benefit from any reclassification, or that such reclassification, even if it does occur, will result in a shorter timeline to development or marketing of the companion diagnostic.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission grants orphan designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products. In the EU, a medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

We have received orphan drug designation from the FDA for TYRA-300 for the treatment of ACH, and we may seek additional orphan drug designations in the United States and/or the EU for TYRA-300 and our other product candidates in qualified patient populations. There can be no assurance that the FDA or European Commission will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

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

We have obtained a rare pediatric disease designation for TYRA-300 for the treatment of ACH, however, there is no guarantee that any FDA approval of TYRA-300 will result in issuance of a priority review voucher.

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

We have obtained a RPD designation for TYRA-300 for the treatment of ACH, however, there is no guarantee that we will be able to obtain a priority review voucher, even if TYRA-300 is approved by the FDA for use in ACH patients. For example, the FDA may determine that an NDA, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

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

Moreover, Congress included a sunset provision in the statute authorizing the RPD priority review voucher program. Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved RPD product application if the sponsor has RPD designation for the product candidate, and that designation was granted by December 20, 2024. After September 30, 2026, FDA may not award any RPD priority review vouchers.

We have conducted, and may continue to conduct, clinical trials for certain of our product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.

We have conducted, and may continue to conduct, one or more of our clinical trials for our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCP and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not review the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our preclinical studies and clinical trials, such as the interim data we reported regarding the SURF301 trial in October 2024. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided the FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted. In December 2024, the FDA further issued draft guidance for industry regarding the accelerated approval of drugs and biologics, which among other things, set forth the FDA’s current expectations for accelerated approval endpoints and confirmatory trials as well as the process for withdrawing accelerated approval. The FDA may continue to develop guidance or otherwise change its policies with respect to the accelerated approval pathway that may make it more difficult to seek accelerated approval of any of our product candidates.

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

The ability of the FDA and comparable foreign regulatory activities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and comparable foreign regulatory activities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory activities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory activities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and comparable foreign regulatory activities may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

In addition, we currently and may in the future rely on contract manufacturers in China. Such foreign contract manufacturers may be subject to U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in January 2024, there was Congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). The BIOSECURE Act was passed by the House of Representatives in September 2024. If these bills or similar laws become law, they could have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

In addition, changes by the U.S. and foreign governments in trade policies including the imposition of higher tariffs on imports into the United States and other governmental regulations affecting trade between the United States and other countries where we, our contract manufacturers and/or our CROs conduct business, and any retaliatory actions by other governments, could increase costs, impact the supply of materials and adversely impact our business, financial condition and results of operations.

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

We are dependent on third parties to conduct our clinical trials and some of our preclinical studies. Specifically, we have used and relied on, or intend to use and rely on, medical institutions, clinical investigators, CROs, contract development and manufacturing organizations, and consultants to conduct some of our preclinical studies and to conduct clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these preclinical studies and clinical trials and subsequent collection and analysis of data. While we have and will have agreements governing the activities of our CROs, investigators and other third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA or comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, principal investigators, trial sites, and other third parties. If we or any of our CROs, trial sites or other third parties fail to comply with applicable GLP or GCP or other requirements, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with products produced under cGMP regulations or similar foreign requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

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

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Moreover, we are initially developing TYRA-300 for the treatment of mUC, pediatric ACH and NMIBC, TYRA-200 for FGFR2-driven ICC resistant to previous FGFR inhibitors and TYRA-430 for advanced HCC and other solid tumors with activating FGF/FGFR pathway aberrations. Some of these indications target a small patient population. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate with a smaller patient population that accounts for the smaller potential market size. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

We expect to face competition from existing products and products in development for each of our product candidates. There are three currently marketed pan-FGFR inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Taiho’s Lytgobi (futibatinib) approved in FGFR2 gene rearrangements in cholangiocarcinoma, and Janssen Biotech, Inc.’s Balversa (erdafitinib), approved in specific FGFR3 gene alterations. There are a number of other isoform-specific FGFR inhibitors such as Elevar Therapeutics’ and Relay Therapeutics, Inc.’s lirafugratinib (RLY-4008), Cogent Biosciences’ CGT4859, TransThera’s tinengotinib and Lilly’s Loxo Oncology’s isoform-selective FGFR3 inhibitor compound, LOXO-435 (LOX-24350). There are currently no approved FGFR4 inhibitors, but there remain a number of FGFR4 programs in clinical development in China, including Abbisko’s ABSK011. BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-natriuretic peptide (CNP) analog is approved in the United States for children with ACH. There are a number of other experimental therapies in development for ACH, including Ascendis’ CNP pro-drug (TransCon CNP) and QED Therapeutics’ low dose pan-FGFR inhibitor (infigratinib).

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

We will need to continue to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 25, 2025, we had 60 full-time employees , including 44 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need to continue to add significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to successfully develop and, if approved, commercialize product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and, if approved, commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

In addition, certain state laws and regulations govern the privacy, processing and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in the United States. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program, which was replaced by a new manufacturer discount program on January 1, 2025 (as discussed below); established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

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

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was passed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 15, 2024, HHS announced the agreed-upon prices for the first ten drugs that are subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the recording and reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements or similar foreign requirements, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory consequences or sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including changes related to the U.S. and foreign governments in tariffs and trade policies affecting trade between the United States and other countries. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by affected countries and others could exacerbate market and economic instability. In addition, in 2023 the closures of financial institutions and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment, changes in tariffs and trade policies or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate net operating losses (NOLs), such NOLs will carry forward and, subject to limitations, offset future taxable income, if any, until such unused NOL carryforwards expire (if subject to expiration). At December 31, 2024, we had U.S. federal and state NOL carryforwards of approximately $80.5 million and $52.2 million, respectively.

U.S. federal NOLs generated in periods after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income in years beginning after December 31, 2020.

Our NOL carryforwards and other tax attributes are subject to review and possible adjustment by the U.S. Internal Revenue Service and state tax authorities. Under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the Code), our U.S. federal NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our company. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our initial public offering (IPO) or any other offerings. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our IPO or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any of our issued patents will provide sufficient protection against competitors or other third parties.

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

Moreover, the claim coverage in a patent application can be significantly reduced before the patent is granted. Even if they issue, our pending patent applications may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage, and patents issuing from our patent applications may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether our product candidates and other proprietary technology will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our existing patent or patents issuing from our patent applications by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects. In addition, given the amount of time required for the development, testing and regulatory review of our product candidates, patents protecting the product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Substantive examination is just beginning on our pending patent applications, which makes it difficult to forecast the extent of any future patent right.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited, and once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidate we may develop, one or more of our patents or patents issuing from our U.S. patent applications may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of

1984 (the Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent extension term (PTE) of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar patent term restoration provisions to compensate for commercialization delay caused by regulatory review are also available in certain foreign jurisdictions, such as in Europe under Supplemental Protection Certificate (SPC). If we encounter delays in our development efforts, including any clinical trials, the period of time during which we could market any future product candidates under patent protection would be reduced. Additionally, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced.

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

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing products or technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing products or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidate or technologies, which could harm our business significantly. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. In the event that we could not obtain a license, we may be unable to further develop our product candidate and commercialize our future product, if approved, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

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

Third parties, such as a competitor, may infringe, misappropriate, or otherwise violate our current or future issued patents and other intellectual property rights. In a patent infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable or may refuse to stop the other party from using the invention at issue on the grounds that the patent does not cover the technology in question or that the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). In addition, our patent rights may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. An adverse result in any litigation proceeding could put our patent rights at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, which may not survive such proceedings. Moreover, any name we have proposed to use with our product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in Europe. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA or an equivalent administrative body in a foreign jurisdiction objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark.

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
•
we might not have been the first to make the inventions covered by our current or future patents;
•
we might not have been the first to file patent applications covering our inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that our current or future patent applications will not lead to issued patents;
•
any patents issuing from our current or future patent applications may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary component and process rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to obtain marketing authorization of companion diagnostic test or tests for use with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. For example, we are working with diagnostic companies to develop and utilize liquid biopsy companion diagnostic tests to aid in identifying appropriate patients in our SURF301 Phase 1/2 clinical trial, and we will need to engage additional diagnostic partners across all our oncology programs to identify appropriate patients for study inclusion. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

In addition, certain of our existing stockholders are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Also, in connection with the private placement of our common stock in February 2024, we filed a registration statement for the resale by certain holders of our common stock and pre-funded warrants. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Future pandemics or other public health epidemics have the potential to present substantial public health and economic challenges and affect our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. A pandemic or epidemic poses the risk that we or our employees, contractors, including our CROs, suppliers, collaborators and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact on our business of pandemic or epidemic disease outbreaks, such outbreaks could: disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities; impede our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including the risk that participants enrolled in our clinical trials will contract the pandemic or epidemic disease in question, while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; and impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our preclinical studies and clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Future pandemics or epidemics could also potentially affect the business of the FDA or comparable foreign regulatory authorities, which could result in delays in meetings related to planned or ongoing clinical trials. Any future pandemic or epidemic disease outbreak may have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which any future pandemic or epidemic disease could impact our results will depend on future developments that are highly uncertain and cannot be predicted.

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

Our cybersecurity risk management program is designed to be integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors that have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee (the Committee) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors may also receive briefings from management on our cyber risk management program. Board members may receive presentations on cybersecurity topics from our Chief Financial Officer (CFO), internal security staff or external experts as part of the board of director's continuing education on topics that impact public companies. Our IT Senior Director, is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our IT Senior Director has primary responsibility for our overall cybersecurity risk management program, and our IT Senior Director supervises our retained external cybersecurity consultants. Our IT Senior Director has over 25 years of IT and cybersecurity experience.

Our IT Senior Director takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

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

For additional information, see Note 10, Leases, to the financial statements included in this Annual Report.

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

Holders of Common Stock

As of March 25, 2025, there were approximately 33 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

As of December 31, 2024, we estimate that we have used all of the net proceeds from our IPO to fund the preclinical and clinical development of our product candidates, the hiring of additional personnel, the costs of operating as a public company, and other general corporate purposes. There were no material changes in the planned use of proceeds from that described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 15, 2021.

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

Overview

We are a clinical-stage biotechnology company focused on developing next-generation precision medicines for large opportunities in targeted oncology and genetically defined conditions, with an initial focus on Fibroblast Growth Factor Receptor (FGFR) biology.

Our in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help us design and predict which product candidates may demonstrate the highest potency, selectivity and tolerability in the clinic. We have initially leveraged our SNÅP approach to develop TYRA-300, TYRA-200 and TYRA-430: three clinical-stage, novel small molecules designed to overcome the toxicity and resistance liabilities of first generation pan-FGFR inhibitors.

Our FGFR3 Programs - TYRA-300 for Bladder Cancer and Skeletal Conditions

Mutations in the protein receptor FGFR3 are a key driver in two indications with large market opportunities: bladder cancer and skeletal conditions. In bladder cancer, uncontrolled activation of FGFR3 on the cell surface stimulates cellular proliferation. In skeletal conditions, increased activity of FGFR3 expressed in growth plate chondrocytes (cartilage cells) results in excessive limitation of long bone growth.

Our lead program, TYRA-300, was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds and potentially addressing key unmet needs across both bladder cancer and skeletal conditions.

TYRA-300 is to be evaluated in three Phase 2 studies: SURF301, for the treatment of metastatic urothelial carcinoma (mUC); SURF302, for the treatment of non-muscle invasive bladder cancer (NMIBC); and BEACH301, for the treatment of pediatric achondroplasia (ACH).

SURF301 for mUC: This ongoing study is an international, multi-center, open label Phase 1/2 clinical trial that was designed to determine the optimal and maximum tolerated doses (MTD), and the recommended Phase 2 dose (RP2D) of TYRA-300, as well as to evaluate the preliminary antitumor activity of TYRA-300. In late October 2024, we reported interim data that in patients with FGFR3+ mUC who received doses ≥ 90 mg once daily (QD), 6 out of 11 (54.5%) patients achieved a confirmed partial response. Preliminary data, as of the August 15, 2024 data cutoff, suggested TYRA-300 was generally well-tolerated, with infrequent FGFR2- and FGFR1-associated toxicities. Dose optimization is ongoing in this study.

SURF302 for NMIBC: This study is an open-label Phase 2 clinical trial evaluating the efficacy and safety of TYRA-300 at lower doses (50 and 60mg QD) in participants with FGFR3-altered low-grade, intermediate risk (IR) NMIBC. We expect to dose the first patient in this study in the second quarter of 2025.

BEACH301 for ACH: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating TYRA-300 at lower doses (0.125, 0.25, 0.375, 0.50 mg/kg) in children ages 3 to 10 with ACH with open growth plates. Prior to initiation of the first two cohorts, the study will enroll a safety sentinel cohort of up to 3 treatment-naïve participants per dose level in children ages 5 to 10. We expect to dose the first child in this study in the second quarter of 2025.

Our FGFR2 Program - TYRA-200 for Intrahepatic Cholangiocarcinoma

FGFR2 is a protein receptor present on the cell surface that promotes cellular proliferation and transformation upon binding of fibroblast growth factor. Activating gene alterations of FGFR2 have been implicated in the tumorigenesis of multiple solid tumor types, with pan-FGFR inhibitors approved for intrahepatic cholangiocarcinoma (ICC).

TYRA-200 is an FGFR1/2/3 inhibitor designed to be active against nearly all of the clinically identified acquired resistant mutations that arise during treatment with pan-FGFR inhibitors, which we believe is necessary to address the problem of disease progression due to polyclonal resistance. TYRA-200 is currently being evaluated in a multi-center, open label Phase 1 clinical study, SURF201 that is designed to evaluate the safety, tolerability, and pharmacokinetics (PK) of TYRA-200, determine the optimal dose for further development and the MTD and RP2D, and evaluate preliminary antitumor activity, with a focus on achieving proof-of-concept in a cohort of FGFR2-driven ICC resistant to previous FGFR inhibitors.

Our FGF19+ Program - TYRA-430 for Hepatocellular Carcinoma

FGF19 is a post-prandial enterohepatic hormone that signals through FGFR4 and its associated co-receptor Klotho Beta (KLB) to exert its normal cellular functions. In certain cancers, FGF19 is aberrantly expressed due to focal chromosomal amplifications or epigenetic mechanisms, promoting tumor cells to become dependent on the FGFR4/KLB/FGF19 oncogenic axis. Recent insights into FGF/FGFR signaling in HCC have indicated an important bypass mechanism in FGFR3, which shares the Klotho Beta coreceptor.

TYRA-430 was designed to be biased for FGFR4 and FGFR3 over the FGFR1 and FGFR2 isoforms specifically to address the FGF19 signaling pathway, while also potentially limiting side effects due to inhibition of FGFR1 and FGFR2, as well as to address acquired resistance mutations that have limited the efficacy of previous FGFR4-specific inhibitors. TYRA-430 will be initially studied in SURF431, a global Phase 1 multicenter, open-label, study in advanced HCC and other solid tumors with activating FGF/FGFR pathway aberrations (SURF431). We expect to dose the first patient in this study in the second quarter of 2025.

Financial Overview

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, the issuance of Simple Agreements for Future Equity and the issuance of common stock and pre-funded common stock warrants through a private placement. Our net losses for the years ended December 31, 2024 and 2023 were $86.5 million and $69.1 million, respectively. As of December 31, 2024, we had an accumulated deficit of $251.3 million. As of December 31, 2024, we had cash, cash equivalents, and marketable securities of $341.4 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to fund our operating expenses and capital expenditures through at least 2027. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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
o
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
o
facilities, depreciation and other indirect expenses, which include allocated expenses for rent and maintenance of facilities and supplies.

We expense research and development expenses in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We track external expenses on a development program and other program-specific basis. However, we do not track internal costs on a program-specific basis because these costs primarily relate to compensation, early research and consumable costs, which are deployed across multiple programs under development.

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

Our future research and development expenses may vary significantly based on a wide variety of factors, such as:

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses, including employee salaries, bonuses, benefits, and stock-based compensation charges for personnel in executive, finance and other administrative functions. Other significant general and administrative expenses include legal fees relating to intellectual property and corporate matters, allocated facility-related costs, professional fees for accounting, tax, business development and consulting services and insurance costs. We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities, manufacturing activities, and the increased costs associated with operating as a public company. These increased costs will likely include increased expenses related to hiring additional personnel, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and the Securities and Exchange Commission (SEC) requirements, director and officer insurance costs, and investor and public relations costs.

Other Income

Other income consist primarily of interest income from cash, cash equivalents and marketable securities and accretion income from marketable securities.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$80,077	$62,518	$17,559
General and administrative	24,100	17,427	6,673
Total operating expenses	104,177	79,945	24,232
Loss from operations	(104,177)	(79,945)	(24,232)
Other income:
Interest and other income, net	17,696	10,811	6,885
Total other income	17,696	10,811	6,885
Net loss	$(86,481)	$(69,134)	$(17,347)

Research and Development Expenses

We track most external development costs by development program. We do not allocate internal costs, such as personnel-related expenses, stock-based compensation expense, facility, supplies and certain external consultant costs, to individual development programs.

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	Change
External research and development expenses by program
TYRA-300ACH	$7,718	$5,268	$2,450
TYRA-300mUC	14,319	15,613	(1,294)
TYRA-430	5,677	4,987	690
TYRA-200	4,969	4,418	551
FGFR discovery	8,321	5,492	2,829
Other development programs	2,537	2,448	89
Unallocated research and development expenses
Personnel costs	30,423	20,039	10,384
Facilities and other costs	6,113	4,253	1,860
Total research and development expenses	$80,077	$62,518	$17,559

Research and development expenses were $80.1 million and $62.5 million for the years ended December 31, 2024 and 2023, respectively. The overall increase of $17.6 million was driven by:

•
$7.3 million increase in clinical costs driven by progression of SURF301 and SURF201 clinical trials and start-up activities related to BEACH301, SURF302 and SURF431 study launches;
•
$1.7 million decrease in preclinical costs due to a decrease in early drug discovery and toxicology costs as various programs moved into clinical development;
•
$0.3 million decrease in CMC costs for most programs in the clinical stage, except for TYRA-300ACH and certain preclinical programs;
•
$10.4 million increase in compensation and other personnel expenses, including an increase in stock-based compensation costs of $6.0 million, driven by headcount growth; and
•
$1.9 million increase in facilities and other operating costs due to our continuing expansion efforts.

General and Administrative Expenses

General and administrative expenses were $24.1 million and $17.4 million for the years ended December 31, 2024 and 2023, respectively. The increase of $6.7 million was driven by:

•
$4.9 million increase in compensation and other personnel expenses, including an increase in stock-based compensation costs of $3.3 million, driven by headcount growth;
•
$1.4 million increase in professional services, legal and other public company costs; and
•
$0.4 million increase in facilities and other operating costs to support growing operations.

Other Income

Other income was $17.7 million and $10.8 million for the years ended December 31, 2024 and 2023, respectively. The increase of $6.9 million was primarily related to an increase in our cash, cash equivalents and marketable securities balances due to proceeds received from our private placement completed in February 2024.

Liquidity and Capital Resources

Sources of Liquidity

On September 17, 2021, we completed our IPO and issued 12,420,000 shares of common stock for net proceeds of approximately $181.2 million. Prior to our IPO, we funded our operations primarily through private placements of our convertible preferred stock with net proceeds of $157.2 million, excluding issuance costs of $0.4 million.

On February 6, 2024, we completed a private placement and issued 9,286,023 shares of our common stock and pre-funded warrants to purchase an aggregate of 6,087,230 shares of our common stock (the 2024 Private Placement) for net proceeds of approximately $199.6 million, excluding issuance costs of $0.4 million.

On October 3, 2022, we entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the Agent. The Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of December 31, 2024, we have not sold any shares under the Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(69,774)	$(50,139)
Net cash used in investing activities	(98,403)	(144,605)
Net cash provided by financing activities	202,137	1,537
Net cash increase (decrease) for the period	$33,960	$(193,207)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $69.8 million, consisting primarily of our net loss of $86.5 million, adjusted for $17.4 million of non-cash charges primarily related to stock-based compensation expense and accretion on marketable securities, partially offset by $0.7 million for net changes in operating assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2023 was $50.1 million, consisting primarily of our net loss of $69.1 million, adjusted for $12.6 million of non-cash charges primarily related to stock-based compensation expense and accretion on marketable securities and $6.4 million for net changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $98.4 million, consisting of $263.6 million for purchases of marketable securities available-for-sale and $0.7 million for purchases of property and equipment, offset by $165.9 for maturities of marketable securities available-for-sale.

Net cash used in investing activities for the year ended December 31, 2023 was $144.6 million, consisting of $143.8 million for purchases of marketable securities available-for-sale and $0.8 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $202.1 million, consisting primarily of proceeds from the issuance of common stock and pre-funded warrants from the 2024 Private Placement of $200 million, offset by issuance costs of $0.4 million, and proceeds from the issuance of common stock under benefit plans of $2.5 million.

Net cash provided by financing activities for the year ended December 31, 2023 was $1.5 million, related to proceeds from the issuance of common stock under benefit plans.

Material Cash Requirements

Our material cash requirements consist of expected operating expenses to conduct our clinical trials and other research and development activities, facility and operating lease obligations.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to TYRA-300, TYRA-300 ACH, TYRA-430 and TYRA-200 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
the initiation, type, number, scope, results, costs and timing of our ongoing and planned preclinical studies and clinical trials of existing product candidates or clinical trials of other potential product candidates we may choose to pursue in the future, including based on feedback received from regulatory authorities;
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

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

We lease our corporate office and laboratory space in Carlsbad, California. As of December 31, 2024, total future aggregate operating lease commitments were $8.7 million, with approximately $0.9 million due in 2025, and the remaining due in periods from 2026 through 2033. These obligations are further described in Note 10 to our audited financial statements.

In addition, we enter into agreements and purchase orders in the normal course of business with vendors for the provision of goods and services. These agreements may include certain provisions for termination, with notice, which typically consist of payments for services provided or expenses incurred through the date of cancellation. We believe that our non-cancelable obligations under these agreements are not material.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 1 to our financial statements included elsewhere in this filing, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

Accrued Research and Development Expenses

Research and development expenses consist of external and internal costs associated with the Company’s research and development activities, including its discovery and research efforts and the preclinical and clinical development of its product candidates. Research and development costs are expensed in the period incurred.

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after the performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes the progress of the services, including the phase or completion of events, invoices received and contracted costs. The Company holds discussions with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the

Company’s estimates. Nonrefundable advance payments for goods and services, including fees for process development, are deferred and recognized as expenses in the period that the related goods are consumed or services are performed.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (JOBS Act). We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026. As a result of this status, we have taken advantage of reduced reporting requirements in this Annual Report on Form 10-K and may elect to take advantage of other reduced reporting requirements in our future filings with the SEC. In particular, in this Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation-related information that would be required if we were not an emerging growth company.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation and other matters.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk based on changes in interest rates. Our cash, cash equivalents and marketable securities were $341.4 million as of December 31, 2024 and consisted of cash, money market funds and securities issued by the U.S. government and its agencies. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our portfolio. However, declines in interest rates would reduce future interest income and cash flow. A hypothetical 10% relative change in interest rates during the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. As of December 31, 2024, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tyra Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tyra Biosciences, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

March 27, 2025

Tyra Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$91,966	$58,006
Marketable securities	249,475	145,463
Prepaid expenses and other current assets	6,022	8,202
Total current assets	347,463	211,671
Restricted cash	1,000	1,000
Property and equipment, net	1,651	1,628
Right-of-use assets	6,068	6,526
Other long-term assets	7,376	5,032
Total assets	$363,558	$225,857
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$590	$4,662
Lease liabilities, current	412	280
Accrued expenses and other current liabilities	13,592	10,391
Total current liabilities	14,594	15,333
Lease liabilities, noncurrent	5,810	6,216
Other long-term liabilities	3	46
Total liabilities	20,407	21,595
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2024 and December 31, 2023; no shares issued and outstanding at December 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 50,754,262 and 43,099,055 shares issued at December 31, 2024 and December 31, 2023, respectively, and 50,749,945 and 43,024,634 shares outstanding at December 31, 2024 and December 31, 2023, respectively.	5	4
Additional paid-in capital	593,687	368,707
Accumulated other comprehensive income	770	381
Accumulated deficit	(251,311)	(164,830)
Total stockholders’ equity	343,151	204,262
Total liabilities and stockholders’ equity	$363,558	$225,857

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$80,077	$62,518
General and administrative	24,100	17,427
Total operating expenses	104,177	79,945
Loss from operations	(104,177)	(79,945)
Other income:
Interest and other income, net	17,696	10,811
Total other income	17,696	10,811
Net loss	(86,481)	(69,134)
Unrealized gain on marketable securities available-for-sale, net	389	381
Comprehensive loss	$(86,092)	$(68,753)
Net loss per share, basic and diluted	$(1.51)	$(1.62)
Weighted-average shares used to compute net loss per share, basic and diluted	57,217,746	42,704,876

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	42,353,550	$4	$353,521	$—	$(95,696)	$257,829
Issuance of common stock under benefit plans	464,596	—	1,537	—	—	1,537
Vesting of shares of common stock subject to repurchase	206,488	—	124	—	—	124
Stock-based compensation	—	—	13,525	—	—	13,525
Unrealized gain on marketable securities available-for-sale, net	—	—	—	381	—	381
Net loss	—	—	—	—	(69,134)	(69,134)
Balance at December 31, 2023	43,024,634	$4	$368,707	$381	$(164,830)	$204,262
Issuance of common stock under Private Placement, net of issuance costs of $0.2 million	9,286,023	1	120,557	—	—	120,558
Issuance of pre-funded warrants, under Private Placement, net of issuance costs of $0.2 million	—	—	79,022	—	—	79,022
Issuance of common stock pursuant to pre-funded warrant exercise	705,000	—	—	—	—	—
Exchange of common stock for pre-funded warrants	(3,000,000)	—	—	—	—	—
Issuance of common stock under benefit plans	664,184	—	2,557	—	—	2,557
Vesting of shares of common stock subject to repurchase	70,104	—	43	—	—	43
Stock-based compensation	—	—	22,801	—	—	22,801
Unrealized gain on marketable securities available-for-sale, net	—	—	—	389	—	389
Net loss	—	—	—	—	(86,481)	(86,481)
Balance at December 31, 2024	50,749,945	$5	$593,687	$770	$(251,311)	$343,151

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(86,481)	$(69,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	519	357
Stock-based compensation	22,801	13,525
Accretion on marketable securities, net	(5,884)	(1,247)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(169)	(2,823)
Accounts payable, accrued expenses and other liabilities	(744)	9,369
Right-of-use assets and lease liabilities, net	184	(186)
Net cash used in operating activities	(69,774)	(50,139)
Cash flows from investing activities:
Purchases of marketable securities	(263,624)	(143,835)
Maturities of marketable securities	165,885	—
Purchases of property and equipment	(664)	(770)
Net cash used in investing activities	(98,403)	(144,605)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	2,557	1,537
Proceeds from issuance of common stock and pre-funded warrants from Private Placement	200,000	—
Payments of issuance costs for common stock and pre-funded warrants from Private Placement	(420)	—
Net cash provided by financing activities	202,137	1,537
Net cash increase (decrease) for the period	33,960	(193,207)
Cash, cash equivalents and restricted cash at beginning of the period	59,006	252,213
Cash, cash equivalents and restricted cash at end of the period	$92,966	$59,006
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$91,966	$58,006
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$92,966	$59,006
Supplemental disclosure of cash flow information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$4,405
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$125
Vesting of options early exercised subject to repurchase	$43	$124

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Notes to the Financial Statements

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

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $251.3 million and cash, cash equivalents and marketable securities of $341.4 million as of December 31, 2024. From its inception through December 31, 2024, the Company has financed its operations primarily through the sale of common stock, private placements of its convertible preferred stock, and the issuance of common stock and pre-funded common stock warrants through a private placement.

As the Company continues its expansion, it may seek additional financing and/or strategic investments. However, there can be no assurance that any additional financing or strategic investments will be available to the Company on acceptable terms, if at all. If events or circumstances occur such that the Company does not obtain additional funding, it will most likely be required to reduce its plans and/or certain discretionary spending, which could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date of issuance of these financial statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB).

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Estimates and assumptions made in the accompanying financial statements include, but are not limited to, the valuation of share-based awards, the valuation of deferred tax assets and income tax uncertainties, accruals for research and development activities, and incremental borrowing rate (IBR) for right-of-use (ROU) assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from those estimates or assumptions.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a significant concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the nature of the instruments held in the depository institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2024, the Company had cash and cash equivalents balances deposited at major financial institutions.

Marketable Securities

Marketable securities consist of debt securities of government-sponsored entities. These securities are classified as available-for sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders' equity. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized or accreted into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management's view that the entire portfolio is available, and the Company may use the proceeds from sales of these investments to fund current operations, as necessary.

Allowance for Credit Losses

The Company regularly reviews its portfolio for declines in fair value. For investments in an unrealized loss position, the Company assesses whether the decline is based on credit losses or other factor. As part of this assessment, the Company considers the cause of the impairment, the creditworthiness of the security issuers, current market conditions, the number of securities in an unrealized loss position, the severity of the losses, whether it will be required or will intend to sell the investment before recovery of its amortized cost basis. If fair value decline is determined to be due to a credit-related factor, the amortized cost basis is written down to fair value through net loss. If fair value decline is not due to credit-related factors, a loss is recorded in other comprehensive income or loss. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate.

We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized costs basis of the investment. Uncollectible accrued interest receivables associated with an impaired marketable security are reversed against interest income in a timely manner upon identification of the impairment.

Fair Value Measurements

The Company measures cash equivalents and available-for-sale debt securities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Therefore, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Fair value is affected by a number of factors, including the type of asset or liability, the characteristics specific to the asset or liability and the state of the marketplace, including the existence and transparency of transactions between market participants. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

Money market funds are highly liquid investments and are classified as Level 1. The pricing information for these assets is readily available and can be independently validated as of the measurement date. Available-for-sale debt securities, including U.S. Treasury securities and U.S. Agency bonds are classified as Level 2. These securities are valued using fair value from third-party pricing services, which may use observable inputs based on real-time trade data for similar assets, broker/dealer quotes, bids and/or offers and other observable inputs. The Company validates valuations obtained from third-party pricing services by understanding the models used and obtaining market values from independent sources.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2024 and 2023 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years, or the remaining term of the lease).

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2024 and 2023.

Accrued Research and Development Expenses

Research and development expenses consist of external and internal costs associated with the Company’s research and development activities, including its discovery and research efforts and the preclinical and clinical development of its product candidates. Research and development costs are expensed in the period incurred.

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after the performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the services, including the phase or completion of events, invoices received and contracted costs. The Company holds discussions with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. Significant judgments and estimates may be made in determining the prepaid or accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. Nonrefundable advance payments for goods and services, including fees for process development, are deferred and recognized as expenses in the period that the related goods are consumed or services are performed.

Patent Costs

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses in the statements of operations and comprehensive loss.

Leases

The Company has operating leases for office and lab space. At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding ROU asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease.

Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding ROU assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. The Company excludes short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election.

Certain adjustments to the ROU assets may be required for items such as payments made at or before the commencement date, initial direct costs paid or lease incentives received. As the Company’s leases do not typically provide an implicit rate, the Company utilizes the appropriate IBR, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. In measuring the ROU assets and lease liabilities, the Company has elected to combine lease and non-lease components.

Operating ROU assets are reflected in right-of-use assets in the accompanying balance sheets. Operating lease liabilities are reflected in lease liabilities, current and noncurrent in the accompanying balance sheets.

Common Stock Warrants

Common stock warrants are classified as either a liability or equity, based on an assessment of specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The Company considers whether the warrants are freestanding financial instruments, whether they meet the definition of a liability pursuant to ASC 480, and whether they meet all of the requirements for equity classification under ASC 815. This assessment is performed at the time of warrant issuance and re-assessed as of each subsequent quarterly balance sheet date, while the warrants are outstanding.

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

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires certain assumptions to be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend. Options granted have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and the Company's own volatility. The comparable companies are chosen based on their size and stage in the life cycle. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future, and therefore, has estimated the dividend yield to be zero.

Commitments and Contingencies

The Company recognizes a liability with regard to loss contingencies when it believes it is probable a liability has been incurred, and the amount can be reasonably estimated. If some amount within a range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues that amount. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the statement of operations in the period that includes the enactment date.

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

As of December 31, 2024 and 2023, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of December 31, 2024, the Company had no accrued interest or penalties.

Comprehensive Loss

Comprehensive loss consists of two components: net loss and other comprehensive income or loss. Other comprehensive income (loss) refers to gains or losses that are recorded as an element of stockholders’ equity but are excluded from net loss. The Company’s other comprehensive income (loss) consists of unrealized gains and losses on marketable securities.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrant. The Company’s potentially dilutive securities include unvested common stock, unvested common stock upon early exercise of stock options, outstanding stock options under the Company’s equity incentive plan, and estimated shares purchasable under the employee stock purchase plan, and have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Related Parties

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (ASC 850) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance.

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

Recently Adopted Accounting Pronouncements

On August 5, 2020, the FASB issued ASU 2020-06, “Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in GAAP. For smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2023. The Company adopted this standard effective January 1, 2024, which did not have a material impact on the Company's financial statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15,

2024. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU-2023-07, as well as all existing segments disclosures as required by ASC 280. The Company adopted this standard effective January 1, 2024 and retrospectively to all prior periods. The adoption impacted the disclosures and did not impact the financial statements. See Note 13, Segment Information, for disclosures related to the adoption of ASU 2023-07.

Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". ASU 2024-03 requires public entities to disclose specified information about certain costs and expenses on an interim and annual basis and is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements and related disclosures.

2. Fair Value Measurements

The following tables show the Company’s cash, cash equivalents, marketable securities, and restricted cash measured at fair value as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$91,966	$91,966	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	122,980	—	122,980	—
U.S. government agency securities	126,495	—	126,495	—
Total marketable securities	249,475	—	249,475	—
Total	$342,441	$92,966	$249,475	$—

	December 31, 2023
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$58,006	$58,006	$—	$—
Restricted cash:
Cash	1,000	1,000	—	—
Marketable securities:
U.S. Treasury securities	95,599	—	95,599	—
U.S. government agency securities	49,864	—	49,864	—
Total marketable securities	145,463	—	145,463	—
Total	$204,469	$59,006	$145,463	$—

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

3. Marketable Securities

The following tables summarize the Company's marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	December 31, 2024
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$77,990	$210	$(3)	$78,197
U.S. government agency securities	Less than one	94,153	189	(9)	94,333
U.S. Treasury securities	1-2	44,547	239	(3)	44,783
U.S. government agency securities	1-2	32,015	159	(12)	32,162
Total		$248,705	$797	$(27)	$249,475

	December 31, 2023
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$76,481	$153	$—	$76,634
U.S. government agency securities	Less than one	37,376	38	(3)	37,411
U.S. Treasury securities	1-2	18,846	118	—	18,964
U.S. government agency securities	1-2	12,379	75	—	12,454
Total		$145,082	$384	$(3)	$145,463

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$16,033	$(6)	$—	$—	$16,033	$(6)
U.S. government agency securities	9,891	(21)	—	—	9,891	(21)
Total	$25,924	$(27)	$—	$—	$25,924	$(27)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency securities	$9,939	$(3)	$—	$—	$9,939	$(3)
Total	$9,939	$(3)	$—	$—	$9,939	$(3)

As of December 31, 2024, there were six available-for-sale securities with an estimated fair value of $25.9 million in gross unrealized loss positions for less than 12 months. As of December 31, 2024, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

The amortized cost and fair value of marketable securities excludes $2.0 million and $0.7 million of accrued interest receivable as of December 31, 2024 and 2023, respectively. Accrued interest receivable is included in prepaid expenses and other current assets on the Company's balance sheets. We have not written off any accrued interest receivables for the years ended December 31, 2024 and 2023.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Equipment	$1,875	$1,443
Computers and software	205	208
Leasehold improvements	469	402
Furniture and fixtures	383	382
	2,932	2,435
Less: accumulated depreciation	(1,281)	(807)
Total property and equipment, net	$1,651	$1,628

The Company recognized $0.5 million and $0.4 million in depreciation expense for the years ended December 31, 2024 and 2023, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued payroll and other employee benefits	$6,451	$5,117
Accrued research and development expenses	6,612	4,848
Accrued legal and professional fees	296	132
Accrued other general and administrative fees	233	294
Total accrued and other current liabilities	$13,592	$10,391

6. Stockholders' Equity

Common Stock

Common stock reserved for future issuance consisted of the following:

	December 31, 2024	December 31, 2023
Common stock options granted and outstanding	10,462,129	8,276,442
Shares available for future issuance under the 2021 Incentive Award Plan	3,051,588	3,677,313
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,491,195	1,129,399
Pre-funded warrants issued and outstanding	8,382,187	—
Total common stock reserved for future issuance	23,387,099	13,083,154

On October 3, 2022, the Company entered into an ATM Sales Agreement (the Sales Agreement) with Virtu Americas LLC (the Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of December 31, 2024, no shares of common stock were issued and sold pursuant to the Sales Agreement since inception.

On February 1, 2024, the Company entered into a securities purchase agreement for a private placement of 9,286,023 shares of the Company's common stock at a price of $13.01 per share (the 2024 Private Placement). The 2024 Private Placement also included pre-funded warrants (the 2024 Pre-Funded Warrants) to purchase an aggregate of 6,087,230 shares of common stock at a purchase price of $13.009 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The 2024 Private Placement closed on February 6, 2024 and the Company received gross proceeds of approximately $200 million, before deducting offering expenses of $0.4 million. On March 19, 2024, the Company filed a registration statement on Form S-3 with the SEC registering the resale of the shares of common stock issued, or underlying the pre-funded warrants issued, in the 2024 Private Placement. The 2024 Pre-funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity.

RA Capital Healthcare Fund, L.P. (RA Capital) is considered a related party to the Company because Jake Simson, Ph.D. is a member of the Company's board of directors and a partner at RA Capital. In connection with the 2024 Private Placement, the Company issued 3,180,155 shares of common stock and pre-funded warrants to purchase 1,538,457 shares of the Company's common stock to RA Capital, resulting in aggregate gross proceeds of approximately $61.4 million.

Boxer Capital, LLC (Boxer Capital) was considered a related party to the Company because, at the time of the 2024 Private Placement closing, Siddarth Subramony, Ph.D., was a member of the Company's board of directors and a managing director of Boxer Capital. Dr. Subramony subsequently resigned from the Company's board of directors on October 24, 2024. In connection with the 2024 Private Placement, the Company issued 63,412 shares of common stock and pre-funded warrants to purchase 705,280 shares of the Company's common stock to Boxer Capital, resulting in aggregate gross proceeds of approximately $10.0 million. During the year ended December 31, 2024, Boxer Capital exercised 705,043 of 2024 Pre-Funded Warrants in cashless transactions, which resulted in 705,000 shares of common stock being issued to Boxer Capital. There were no other 2024 Pre-Funded Warrant exercises during the period.

Nextech VI Oncology SCSP is considered a related party to the Company because Melissa McCracken, Ph.D., is a member of the Company's board of directors and a principal at Nextech Invest Ltd. (an affiliate of Nextech VI Oncology SCSP). In connection with the 2024 Private Placement, the Company issued 1,537,279 shares of common stock to Nextech VI Oncology SCSP, resulting in aggregate gross proceeds of approximately $20.0 million.

On October 18, 2024, the Company entered into an exchange agreement with Boxer Capital and RA Capital, the Company's stockholders and related parties to the Company at the time of the exchange. Pursuant to the exchange agreement (i) Boxer Capital agreed to exchange 2,000,000 shares of the Company’s common stock for one or more pre-funded warrants to acquire an aggregate of 2,000,000 shares of common stock and (ii) RA Capital agreed to exchange 1,000,000 shares of common stock for one or more pre-funded warrants to acquire an aggregate of 1,000,000 shares of common stock (each of such pre-funded warrants an Exchange Warrant and collectively the Exchange Warrants, and such exchanges of common stock for Exchange Warrants collectively the Exchange). Each Exchange Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. No cash was exchanged related to the transaction. The Exchange closed on October 22, 2024. The Exchange Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity. During the year ended December 31, 2024, there were no exercises of the Exchange Warrants.

As of December 31, 2024, a total of 8,382,187 pre-funded warrants remained available for exercise, including 3,000,000 Exchange Warrants and 5,382,187 2024 Pre-Funded Warrants. In February 2025, Boxer Capital exercised its remaining 2024 Pre-Funded Warrants and Exchange Warrants (see Note 14 - Subsequent Events). Following Boxer Capital's exercises, a total of 6,381,950 pre-funded warrants remained available for exercise, including 1,000,000 Exchange Warrants and 5,381,950 2024 Pre-Funded Warrants.

7. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. Shares that expire, terminate or are cancelled under the 2020 Plan are added back to the 2021 Plan share reserve. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The Company issues new shares of common stock upon exercise of options. As of December 31, 2024, 3,051,588 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the year ended December 31, 2024 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	8,276,442	$10.07	8.3	$40,420
Granted	3,070,898	$20.60
Exercised	(594,990)	$3.41
Cancelled	(290,221)	$13.93
Outstanding at December 31, 2024	10,462,129	$13.43	7.6	$33,798
Exercisable at December 31, 2024	5,042,930	$10.26	6.4	$26,483
Vested and expected to vest as of December 31, 2024	10,462,129	$13.43	7.6	$33,798

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of December 31, 2024, there were 1,491,195 shares available for future purchase under the ESPP.

The Company recognized compensation expense of $0.3 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively, related to the ESPP. As of December 31, 2024, the remaining unrecognized compensation expense related to the ESPP was $0.4 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Year Ended December 31,
	2024	2023
Risk-free rate of interest	3.5 - 4.6%	3.5 - 4.7%
Expected term (years)	5.3 - 6.1	5.2 - 6.1
Expected stock price volatility	87.8 - 98.7%	86.2 - 92.3%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expense	$14,291	$8,337
General and administrative expense	8,510	5,188
Total	$22,801	$13,525

The weighted-average grant date fair value of options granted for the years ended December 31, 2024 and 2023 was $15.95 and $9.96 per share, respectively.

During the year ended December 31, 2024, the Company entered into a transition agreement (the Transition Agreement) with its Chief Medical Officer. The Transition Agreement included accelerated vesting of 50% of unvested stock options and modified the original award terms to extend the exercise period of vested options from three months to two years from the separation date. As a result, the Company recognized an additional stock-based compensation expense of $2.0 million recorded within research and development expenses.

For the years ended December 31, 2024 and 2023, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of December 31, 2024, the unrecognized compensation cost related to options was $65.1 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(86,481)	$(69,134)
Denominator:
Weighted-average common shares outstanding	57,250,061	42,882,832
Less: weighted-average unvested restricted common stock subject to repurchase	—	(2,393)
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(32,315)	(175,563)
Weighted-average shares used to compute net loss per common share, basic and diluted	57,217,746	42,704,876
Net loss per share, basic and diluted	$(1.51)	$(1.62)

Included in the weighted-average shares of common stock outstanding, both basic and diluted for the year ended December 31, 2024 are weighted shares of common stock issuable upon the exercise of the 2024 Pre-Funded Warrants and the Exchange Warrants (described in Note 6). The 2024 Pre-Funded Warrants and the Exchange Warrants are exercisable at any time for nominal consideration, and therefore, these shares are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of December 31,
	2024	2023
Unvested common stock upon early exercise of stock options	4,317	74,421
Options to purchase common stock	10,462,129	8,276,442
Estimated shares purchasable under the ESPP	14,280	27,035
	10,480,726	8,377,898

9. Income Taxes

The following is a reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Expected tax benefit at statutory rate	$(18,161)	$(14,518)
State income tax, net of federal benefit	(134)	(67)
Officers compensation	977	389
Permanent items and other	(750)	(374)
Research credits	(4,363)	(3,345)
Change in valuation allowance	22,431	17,915
Provision for income taxes	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$18,938	$14,126
Capitalized research and development	27,105	16,906
Tax credits	10,725	6,412
Stock compensation	5,771	2,871
Other, net	2,267	2,248
Total deferred tax assets	64,806	42,563
Valuation allowance	(63,267)	(40,920)
Deferred tax assets, net of valuation allowance	1,539	1,643
Deferred tax liabilities:
Depreciation	(256)	(266)
Right of use assets	(1,283)	(1,377)
Total deferred tax liabilities	(1,539)	(1,643)
Net deferred tax assets / (liabilities)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $63.3 million as of December 31, 2024 as management cannot conclude that it is more likely than not that certain deferred tax assets will be realized primarily due to the history of losses from inception. The Company increased its valuation allowance by approximately $22.3 million during the year ended December 31, 2024.

At December 31, 2024, the Company had federal and state tax loss carry forwards of approximately $80.5 million and $52.2 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. Of the amount of federal and state net operating loss carryforwards, $80.5 million and $1.9 million, respectively, can be carried forward indefinitely. Unless previously utilized, certain state net operating losses will begin to expire in 2038.

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

At December 31, 2024, the Company has federal and California research and development tax credits of $11.6 million and $3.0 million, respectively. The federal research and development tax credits begin to expire in 2038 unless previously utilized. The California research and development tax credits carry forward indefinitely.

Pursuant to the IRC Sections 382 and 383, annual use of the Company’s net operating loss (NOL) and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes have occurred or occurs in the future, the amount of remaining tax attribute carryforwards available to offset taxable income and income tax expense in future years may be restricted or eliminated. If eliminated, the related asset would be removed from deferred tax assets with a corresponding reduction in the valuation allowance.

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

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2024 and 2023, respectively (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance at January 1	$3,006	$1,574
Additions related to current year positions	1,869	605
Additions related to prior year positions	654	827
Ending balance at December 31	$5,529	$3,006

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

The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheet as of December 31, 2024 and has not recognized interest or penalties in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023. Further, the Company is not currently under examination by any federal, state or local tax authority.

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

In March 2022, the Company entered into a lease agreement for approximately 8,331 square feet of additional office and laboratory space at 2676 State Street in Carlsbad, California (the Expansion Lease). The Expansion Lease commenced for accounting purposes when the Company gained access to the premises in May 2023. The Company's obligation for payment of base rent began on the date the landlord delivered possession of the Expansion Lease premises in November 2023. The landlord completed improvements on the Expansion Lease premises, and the Company paid $0.5 million of these costs prior to the Expansion Lease commencement. The Company has concluded that the landlord is the accounting owner of these improvements, and therefore this payment was included in the calculation of the right-of-use asset and lease liability. The Company is entitled to certain rent abatement for delays related to the landlord's delivery of the Expansion Lease premises to the Company. The Expansion Lease has a lease term of 120 months, starting on the day the landlord delivered possession of the Expansion Lease premises. The Company has an option to renew the Expansion Lease for two additional 36 month periods. The Original Lease was also amended to have the same lease expiration as the Expansion Lease.

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

Cash paid for amounts included in the measurement of lease liabilities was $0.8 million for each of the years ended December 31, 2024 and 2023.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the statements of operations and comprehensive loss. Components of lease cost for the years ended December 31, 2024 and 2023, respectively, were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$957	$708
Short-term lease cost	90	61
Variable lease cost	127	79
Total lease cost	$1,174	$848

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of December 31,
Year ending December 31,
2025	$874
2026	900
2027	927
2028	955
2029	983
Thereafter	4,048
Total minimum lease payments	8,687
Less: amount representing interest	(2,465)
Present value of lease liabilities	6,222
Less: current portion of lease liabilities	(412)
Lease liabilities, noncurrent	$5,810

	December 31,	December 31,
	2024	2023
Weighted-average remaining lease term (years) - operating leases	8.9	9.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

11. Commitments and Contingencies

Other Funding Commitments

As of December 31, 2024, the Company had ongoing clinical and pre-clinical studies for its various programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2024, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

12. Employee Benefits

The Company offers a 401(k) plan (401(k) Plan) for all employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. The Company did not make any matching employer contributions to the 401(k) Plan for the years ended December 31, 2024 and 2023.

13. Segment Information

The Company reports segment information based on the management approach, which reflects the way in which the internal reporting is used by the chief operating decision maker (“CODM”) to analyze performance, make decisions and allocate resources. The CODM is the Company’s Chief Executive Officer.

The Company manages its operations as a single reportable segment, which includes all activities related to the research, development, and potential future commercialization of its small molecule drug development candidates. The CODM assesses performance and decides how to allocate resources based on net loss (presented in the Statements of Operations and Comprehensive Loss). The measure of segment assets is reported on the Balance Sheets as total assets. All long-lived assets are located in the United States.

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, to the Company’s total net loss in the Statements of Operations and Comprehensive Loss (in thousands):

	Year ended December 31,
	2024	2023
Research and development expenses:
External research and development expenses by program:
TYRA-300ACH	$7,718	$5,268
TYRA-300mUC	14,319	15,613
TYRA-430	5,677	4,987
TYRA-200	4,969	4,418
FGFR discovery	8,321	5,492
Other development programs	2,537	2,448
Unallocated research and development expenses:
Personnel costs(1)	30,423	20,039
Facilities and other costs(2)	6,113	4,253
Total research and development expenses	80,077	62,518
General and administrative expenses(3)	24,100	17,427
Interest and other income, net	(17,696)	(10,811)
Net loss	$(86,481)	$(69,134)

(1) Personnel costs include $14.3 million and $8.3 million of stock-based compensation for the years ended December 31, 2024 and 2023, respectively.

(2) Facilities and other costs consist of research consumables, facility-related costs, depreciation and costs not attributed to a specific program.

(3) General and administrative expenses consist of personnel-related expenses, including stock-based compensation, legal fees, facility-related costs, depreciation, professional and consulting fees and insurance costs.

14. Subsequent Events

Subsequent to December 31, 2024, Exchange Warrants (as defined in Note 6) to purchase an aggregate of 2,000,000 shares of common stock and 2024 Pre-Funded Warrants (as defined in Note 6) to purchase 237 shares of common stock were exercised in cashless transactions, which resulted in an aggregate of 2,000,069 shares of common stock being issued.

Effective January 1, 2025, the Company amended its 401(k) Plan to adopt a program to match 100% of employee contributions to the 401(k) Plan up to a maximum of 4% of eligible earnings, subject to statutory limitations.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the SEC)'s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management assessed our internal control over financial reporting as of December 31, 2024, and based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, certain of our officers adopted such trading arrangements as noted below:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Authorized to be Sold***	Expiration Date

Todd Harris President, Chief Executive Officer and Director	Adoption	11/4/2024	X		315,000	12/31/2026
Daniel Bensen Chief Operating Officer	Adoption	11/5/2024	X		350,000	2/26/2027
Alan Fuhrman Chief Financial Officer	Adoption	11/5/2024	X		80,000	7/31/2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

*** Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold is dependent on the satisfaction of certain conditions as set forth in the written plan and the satisfaction of applicable vesting conditions of equity awards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the Definitive Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

Insider Trading Policy and Procedures

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing rules, as applicable. A copy of our Insider Trading Compliance Policy and Procedures is filed as Exhibit 19.1 to this Annual Report. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.

Item 11. Executive Compensation.

Information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our Definitive Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Description of Registered Securities	10-K	3/3/22	4.3
4.4	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
10.1#	Tyra Biosciences, Inc. 2020 Equity Incentive Plan and form of stock option agreement thereunder	S-1	8/20/21	10.1
10.2#	Tyra Biosciences, Inc. 2021 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	9/9/21	10.2
10.3#	Tyra Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	9/9/21	10.3
10.4#	Non-Employee Director Compensation Program, amended and restated effective May 1, 2024	10-Q	5/9/2024	10.3
10.5#	Tyra Biosciences, Inc. Annual Bonus Plan	10-K	3/22/23	10.5
10.6#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Todd Harris and the Registrant	S-1	8/20/21	10.12
10.7#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Daniel Bensen and the Registrant	S-1	8/20/21	10.13
10.8#	Employment Letter Agreement, dated December 31, 2022, by and between Alan Fuhrman and the Registrant	10-K	3/22/23	10.14
10.9#	Employment Agreement, dated September 9, 2024, between the Registrant and Douglas Warner, M.D.	10-Q	11/7/2024	10.2
10.10#	Transition Agreement, dated August 3, 2024, between the Registrant and Hiroomi Tada, M.D., Ph.D.	10-Q	11/7/2024	10.1
10.11#	Form of Indemnification Agreement for Directors and Officers	S-1	8/20/21	10.20
10.12	Office Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated August 5, 2020	S-1	8/20/21	10.19
10.13	First Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated March 2, 2022	10-K	3/3/22	10.14
10.14	Second Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated December 20, 2022	10-K	3/22/23	10.19
10.15	Office Lease, between the Registrant and Fabric 2676 State Street, LLC, a California limited liability company, dated March 2, 2022	10-K	3/3/22	10.15
10.16	First Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated May 16, 2022	10-K	3/22/23	10.21

10.17	Second Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated January 6, 2023	10-K	3/22/23	10.22
10.18	Third Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated March 18, 2024	10-K	3/19/2024	10.23
10.19	ATM Sales Agreement, dated October 3, 2022, by and between Virtu Americas LLC and the Registrant	8-K	10/3/22	1.2
19.1	Insider Trading Compliance Policy and Procedures				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	3/19/2024	97.1
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)				X

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

Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd Harris, Ph.D.	President, Chief Executive Officer and Director	March 27, 2025
Todd Harris, Ph.D.	(principal executive officer)

/s/ Alan Fuhrman	Chief Financial Officer	March 27, 2025
Alan Fuhrman	(principal financial and accounting officer)

/s/ Adele M. Gulfo	Director	March 27, 2025
Adele M. Gulfo

/s/ Gilla Kaplan, Ph.D.	Director	March 27, 2025
Gilla Kaplan, Ph.D.

/s/ Melissa McCracken, Ph.D.	Director	March 27, 2025
Melissa McCracken, Ph.D.

/s/ Susan Moran, M.D., M.S.C.E.	Director	March 27, 2025
Susan Moran, M.D., M.S.C.E.

/s/ Robert More	Director	March 27, 2025
Robert More

/s/ S. Michael Rothenberg, M.D., Ph.D.	Director	March 27, 2025
S. Michael Rothenberg, M.D., Ph.D.

/s/ Jake Simson, Ph.D	Director	March 27, 2025
Jake Simson, Ph.D.

/s/ Rehan Verjee	Director	March 27, 2025
Rehan Verjee