Form 10-Q
period 2025-03-31
Tyra Biosciences, Inc.
filed 2025-05-08
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 53,177,990 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,721	$91,966
Marketable securities	218,222	249,475
Prepaid expenses and other current assets	5,623	6,022
Total current assets	324,566	347,463
Restricted cash	1,000	1,000
Property and equipment, net	1,522	1,651
Right-of-use assets	5,946	6,068
Other long-term assets	10,442	7,376
Total assets	$343,476	$363,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,500	$590
Lease liabilities, current	426	412
Accrued expenses and other current liabilities	11,320	13,592
Total current liabilities	14,246	14,594
Lease liabilities, noncurrent	5,696	5,810
Other long-term liabilities	—	3
Total liabilities	19,942	20,407
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 53,089,957 and 50,754,262 shares issued at March 31, 2025 and December 31, 2024, respectively, and 53,089,957 and 50,749,945 shares outstanding at March 31, 2025 and December 31, 2024, respectively.	5	5
Additional paid-in capital	602,299	593,687
Accumulated other comprehensive income	688	770
Accumulated deficit	(279,458)	(251,311)
Total stockholders’ equity	323,534	343,151
Total liabilities and stockholders’ equity	$343,476	$363,558

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$24,964	$17,203
General and administrative	6,886	5,119
Total operating expenses	31,850	22,322
Loss from operations	(31,850)	(22,322)
Other income:
Interest and other income, net	3,703	4,130
Total other income	3,703	4,130
Net loss	(28,147)	(18,192)
Unrealized loss on marketable securities available-for-sale, net	(82)	(387)
Comprehensive loss	$(28,229)	$(18,579)
Net loss per share, basic and diluted	$(0.47)	$(0.35)
Weighted-average shares used to compute net loss per share, basic and diluted	59,336,550	52,228,934

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	43,024,634	$4	$368,707	$381	$(164,830)	$204,262
Issuance of common stock under Private Placement, net of issuance costs of $0.2 million	9,286,023	1	120,557	—	—	120,558
Issuance of pre-funded warrants, net of issuance costs of $0.2 million	—	—	79,022	—	—	79,022
Issuance of common stock under benefit plans	135,972	—	484	—	—	484
Vesting of shares of common stock subject to repurchase	27,904	—	17	—	—	17
Stock-based compensation	—	—	4,115	—	—	4,115
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(387)	—	(387)
Net loss	—	—	—	—	(18,192)	(18,192)
Balance at March 31, 2024	52,474,533	$5	$572,902	$(6)	$(183,022)	$389,879

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	50,749,945	$5	$593,687	$770	$(251,311)	$343,151
Issuance of common stock pursuant to pre-funded warrant exercise	2,000,069	—	—	—	—	—
Issuance of common stock under benefit plans	335,626	—	2,187	—	—	2,187
Vesting of shares of common stock subject to repurchase	4,317	—	3	—	—	3
Stock-based compensation	—	—	6,422	—	—	6,422
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(28,147)	(28,147)
Balance at March 31, 2025	53,089,957	$5	$602,299	$688	$(279,458)	$323,534

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,147)	$(18,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143	122
Stock-based compensation	6,422	4,115
Accretion of marketable securities, net	(866)	(1,229)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,667)	(43)
Accounts payable, accrued expenses and other liabilities	(365)	(6,906)
Right-of-use assets and lease liabilities, net	22	105
Net cash used in operating activities	(25,458)	(22,028)
Cash flows from investing activities:
Purchases of marketable securities	(6,870)	(11,791)
Maturities of marketable securities	38,910	30,000
Purchases of property and equipment	(14)	(136)
Net cash provided by investing activities	32,026	18,073
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	2,187	484
Proceeds from issuance of common stock and pre-funded warrants from Private Placement	—	200,000
Payments of issuance costs for common stock and pre-funded warrants from Private Placement	—	(169)
Net cash provided by financing activities	2,187	200,315
Net cash increase for the period	8,755	196,360
Cash, cash equivalents and restricted cash at beginning of the period	92,966	59,006
Cash, cash equivalents and restricted cash at end of the period	$101,721	$255,366
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$100,721	$254,366
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$101,721	$255,366
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$9
Vesting of options early exercised subject to repurchase	$3	$17
Issuance costs for common stock and pre-funded warrants from Private Placement included in accounts payable and accrued expenses and other current liabilities	$—	$251

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at March 31, 2025 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of March 31, 2025 and December 31, 2024 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrant. The Company’s potentially dilutive securities include unvested common stock upon early exercise of stock options, outstanding stock options under the Company’s equity incentive plan, and estimated shares purchasable under the employee stock purchase plan, and have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires public entities to make additional disclosures, primarily related to segment expenses and other segment items. The Company adopted ASU 2023-07 for the annual period ending on December 31, 2024. ASU 2023-07 did not impact the Company’s condensed financial statements. See Note 11, Segment Information, for additional disclosures.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". In January 2025, the FASB issued ASU 2025-0, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date", to clarify the effective date of ASU 2024-03. These amendments are intended to provide more information about certain costs and expenses on an interim and annual basis. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The new standards are expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact on its financial statements and related disclosures.

2. Fair Value Measurements

The following tables show the Company’s cash, cash equivalents, marketable securities and restricted cash measured at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$100,721	$100,721	$—	$—
Marketable securities:
U.S. Treasury securities	124,169	—	124,169	—
U.S. government agency securities	94,053	—	94,053	—
Total marketable securities	218,222	—	218,222	—
Total	$318,943	$100,721	$218,222	$—

	December 31, 2024
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash and cash equivalents:
Cash and money market funds	$91,966	$91,966	$—	$—
Marketable securities:
U.S. Treasury securities	122,980	—	122,980	—
U.S. government agency securities	126,495	—	126,495	—
Total marketable securities	249,475	—	249,475	—
Total	$341,441	$91,966	$249,475	$—

The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

3. Marketable Securities

The following tables summarize the Company's marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	March 31, 2025
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$99,985	$248	$(2)	$100,231
U.S. government agency securities	Less than one	61,760	93	(9)	61,844
U.S. Treasury securities	1-2	23,775	163	—	23,938
U.S. government agency securities	1-2	32,014	195	—	32,209
Total		$217,534	$699	$(11)	$218,222

	December 31, 2024
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$77,990	$210	$(3)	$78,197
U.S. government agency securities	Less than one	94,153	189	(9)	94,333
U.S. Treasury securities	1-2	44,547	239	(3)	44,783
U.S. government agency securities	1-2	32,015	159	(12)	32,162
Total		$248,705	$797	$(27)	$249,475

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	March 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$8,002	$(2)	$—	$—	$8,002	$(2)
U.S. government agency securities	8,378	(9)	—	—	8,378	(9)
Total	$16,380	$(11)	$—	$—	$16,380	$(11)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$16,033	$(6)	$—	$—	$16,033	$(6)
U.S. government agency securities	9,891	(21)	—	—	9,891	(21)
Total	$25,924	$(27)	$—	$—	$25,924	$(27)

As of March 31, 2025, there were three available-for-sale securities with an estimated fair value of $16.4 million in gross unrealized loss positions for less than 12 months. As of March 31, 2025, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

The amortized cost and fair value of marketable securities excludes $1.8 million and $2.0 million of accrued interest receivable as of March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable is included in prepaid expenses and other current assets on the Company's condensed balance sheets. We have not written off any accrued interest receivables for the periods ended March 31, 2025 and December 31, 2024.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment	$1,875	$1,875
Computers and software	188	205
Leasehold improvements	469	469
Furniture and fixtures	383	383
	2,915	2,932
Less: accumulated depreciation	(1,393)	(1,281)
Total property and equipment, net	$1,522	$1,651

The Company recognized $0.1 million in depreciation expense for each of the three months ended March 31, 2025 and 2024.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and other employee benefits	$1,544	$6,451
Accrued research and development expenses	9,303	6,612
Accrued legal and professional fees	264	296
Accrued other general and administrative fees	209	233
Total accrued and other current liabilities	$11,320	$13,592

6. Stockholders' Equity

Common stock reserved for future issuance consisted of the following:

	March 31, 2025	December 31, 2024
Common stock options granted and outstanding	10,165,576	10,462,129
Shares available for future issuance under the 2021 Incentive Award Plan	5,576,203	3,051,588
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,972,762	1,491,195
Pre-funded warrants issued and outstanding	6,381,950	8,382,187
Total common stock reserved for future issuance	24,096,491	23,387,099

On October 3, 2022, the Company entered into an ATM Sales Agreement (the 2022 Sales Agreement) with Virtu Americas LLC (the 2022 Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million, through an “at the market” offering program. The 2022 Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. As of March 31, 2025, no shares of common stock were issued and sold pursuant to the at-the-market offering program since inception. The Company terminated the 2022 Sales Agreement in May 2025 (see Note 12 - Subsequent Events).

On February 1, 2024, the Company entered into a securities purchase agreement for a private placement of 9,286,023 shares of the Company's common stock at a price of $13.01 per share (the 2024 Private Placement). The 2024 Private Placement also included pre-funded warrants (the 2024 Pre-Funded Warrants) to purchase an aggregate of 6,087,230 shares of common stock at a purchase price of $13.009 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The 2024 Private Placement closed on February 6, 2024 and the Company received gross proceeds of approximately $200.0 million, before deducting offering expenses of $0.4 million. In connection with the 2024 Private Placement, the Company issued 4,780,846 shares of common stock and pre-funded warrants to purchase 2,243,737 shares of common stock to related parties, resulting in aggregate gross proceeds of approximately $91.4 million. On March 19, 2024, the Company filed a registration statement on Form S-3 with the SEC registering the resale of the shares of common stock issued, or underlying the pre-funded warrants issued, in the 2024 Private Placement. The 2024 Pre-funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders' equity.

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

During the three months ended March 31, 2025, Boxer Capital exercised 2,000,000 of the Exchange Warrants and 237 of the 2024 Pre-Funded Warrants in cashless transactions, which resulted in an aggregate of 2,000,069 shares of common stock being issued. As of March 31, 2025, a total of 6,381,950 pre-funded warrants remained available for exercise, including 1,000,000 Exchange Warrants and 5,381,950 2024 Pre-Funded Warrants.

7. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. Shares that expire, terminate or are cancelled under the 2020 Plan are added back to the 2021 Plan share reserve. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The Company issues new shares of common stock upon exercise of options. As of March 31, 2025, 5,576,203 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended March 31, 2025 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	10,462,129	$13.43	7.6	$33,798
Granted	434,700	$12.69
Exercised	(309,651)	$6.24
Cancelled	(421,602)	$17.14
Outstanding at March 31, 2025	10,165,576	$13.46	7.6	$13,465
Exercisable at March 31, 2025	5,262,922	$10.71	6.5	$12,076
Vested and expected to vest as of March 31, 2025	10,165,576	$13.46	7.6	$13,465

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of March 31, 2025, there were 1,972,762 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free rate of interest	4.0 - 4.4%	4.2%
Expected term (years)	5.8 - 6.1	6.0 - 6.1
Expected stock price volatility	93.7 - 95.4%	88.6%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expense	$3,678	$2,475
General and administrative expense	2,744	1,640
Total	$6,422	$4,115

The weighted-average grant date fair value of options granted for the three months ended March 31, 2025 and 2024 was $9.97 and $15.10 per share, respectively.

For the three months ended March 31, 2025 and 2024, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of March 31, 2025, the unrecognized compensation cost related to options was $58.3 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

As of March 31, 2025, the unrecognized compensation cost related to ESPP was $0.7 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.7 years.

8. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(28,147)	$(18,192)
Denominator:
Weighted-average common shares outstanding	59,336,550	52,275,451
Less: weighted-average unvested common stock issued upon early exercise of common stock options	—	(46,517)
Weighted-average shares used to compute net loss per common share, basic and diluted	59,336,550	52,228,934
Net loss per share, basic and diluted	$(0.47)	$(0.35)

Shares issuable pursuant to the 2024 Pre-Funded Warrants and the Exchange Warrants are included in the calculation of weighted-average shares of common stock outstanding, both basic and diluted for the three months ended March 31, 2025. Shares issuable pursuant to the 2024 Pre-Funded Warrants are included in the calculation of weighted-average shares outstanding, both basic and diluted, for the three months ended March 31, 2024. These warrants are exercisable at any time for nominal consideration, and therefore, the shares thereunder are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of March 31,
	2025	2024
Options to purchase common stock	10,165,576	8,347,499
Unvested common stock upon early exercise of stock options	—	46,517
Estimated shares purchasable under the ESPP	3,761	2,913
	10,169,337	8,396,929

9. Leases

The Company has two operating leases for its office and laboratory space in Carlsbad, California that expire in November 2033. The Company has an option to renew the leases for two additional three-year periods. The Company did not include the renewal periods in determining the lease term, as the Company was not reasonably certain to exercise them.

In connection with the Company's lease agreements, the Company paid security deposits of $0.1 million and is required to maintain a letter of credit of $1.0 million. The letter of credit may be reduced to $0.9 million in 2027 and further reduced to $0.5 million in 2028.

Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

The components of lease expense include operating, short-term and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three months ended March 31, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$239	$239
Short-term lease cost	22	24
Variable lease cost	33	32
Total lease cost	$294	$295

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

As of March 31,
Year ending December 31,
2025 (remaining nine months)	$658
2026	900
2027	927
2028	955
2029	983
Thereafter	4,048
Total minimum lease payments	8,471
Less: amount representing interest	(2,349)
Present value of lease liabilities	6,122
Less: current portion of lease liabilities	(426)
Lease liabilities, noncurrent	$5,696

	March 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years) - operating leases	8.6	8.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

10. Commitments and Contingencies

Other Funding Commitments

As of March 31, 2025, the Company had ongoing clinical and pre-clinical studies for its various programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2025, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

11. Segment Information

The Company reports segment information based on the management approach, which reflects the way in which the internal reporting is used by the chief operating decision maker (CODM) to analyze performance, make decisions and allocate resources. The CODM is the Company’s Chief Executive Officer.

The Company manages its operations as a single reportable segment, which includes all activities related to the research, development, and potential future commercialization of its small molecule drug development candidates. The CODM assesses performance and decides how to allocate resources based on net loss (presented in the condensed statements of operations and comprehensive loss). The measure of segment assets is reported on the Balance Sheets as total assets. All long-lived assets are located in the United States.

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, to the Company’s total net loss in the condensed statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2025	2024
Research and development expenses:
External research and development expenses by program:
TYRA-300ACH	$3,587	$1,405
TYRA-300NMIBC	1,290	-
TYRA-300mUC	3,255	4,534
TYRA-430	2,293	955
TYRA-200	1,465	904
FGFR discovery	3,132	1,376
Other development programs	514	839
Unallocated research and development expenses:
Personnel costs(1)	8,023	5,890
Facilities and other costs(2)	1,405	1,300
Total research and development expenses	24,964	17,203
General and administrative expenses(3)	6,886	5,119
Interest and other income, net	(3,703)	(4,130)
Net loss	$(28,147)	$(18,192)

(1) Personnel costs include $3.7 million and $2.5 million of stock-based compensation for the three months ended March 31, 2025 and 2024, respectively.

(2) Facilities and other costs consist of research consumables, facility-related costs, depreciation and costs not attributed to a specific program.

(3) General and administrative expenses consist of personnel-related expenses, including stock-based compensation, legal fees, facility-related costs, depreciation, professional and consulting fees and insurance costs.

12. Subsequent Events

On May 8, 2025, the Company entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the 2025 Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the 2025 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2025 Sales Agent. The 2025 Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sales Agreement. In connection with the 2025 Sales Agreement, the Company terminated the 2022 Sales Agreement with Virtu Americas LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Annual Report).

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

TYRA-300 is expected to be evaluated in three Phase 2 studies: BEACH301, for the treatment of pediatric achondroplasia (ACH); SURF302, for the treatment of non-muscle invasive bladder cancer (NMIBC); and SURF301, for the treatment of metastatic urothelial carcinoma (mUC).

BEACH301 for ACH: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating TYRA-300 at lower doses (0.125, 0.25, 0.375, 0.50 mg/kg) in children ages 3 to 10 with ACH with open growth plates. Prior to initiation of the first two cohorts, the study has commenced enrolling a safety sentinel cohort of up to 3 treatment-naïve participants per dose level in children ages 5 to 10. We expect to dose the first child in this study in the second quarter of 2025.

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

TYRA-430 was designed to be biased for FGFR4 and FGFR3 over the FGFR1 and FGFR2 isoforms specifically to address the FGF19 signaling pathway, while also potentially limiting side effects due to inhibition of FGFR1 and FGFR2, as well as to address acquired resistance mutations that have limited the efficacy of previous FGFR4-specific inhibitors. TYRA-430 is currently being evaluated in a global Phase 1 multicenter, open-label study, SURF431, that is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of TYRA-430 and determine the maximum tolerated dose and recommended Phase 2 dose, as well as evaluate the preliminary antitumor activity of TYRA-430. TYRA-430 is initially being studied in advanced HCC and other solid tumors with activating FGF/FGFR pathway aberrations. In April 2025, we commenced patient dosing in this study.

Financial Overview

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, the issuance of Simple Agreements for Future Equity and the issuance of common stock and pre-funded common stock warrants through a private placement. Our net losses for the three months ended March 31, 2025 and 2024 were $28.1 million and $18.2 million, respectively. As of March 31, 2025, we had an accumulated deficit of $279.5 million. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $318.9 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditures through at least 2027. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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
o
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
o
facilities, depreciation and other indirect expenses, which include allocated expenses for rent and maintenance of facilities, and supplies.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$24,964	$17,203	$7,761
General and administrative	6,886	5,119	1,767
Total operating expenses	31,850	22,322	9,528
Loss from operations	(31,850)	(22,322)	(9,528)
Other income:
Interest and other income, net	3,703	4,130	(427)
Total other income	3,703	4,130	(427)
Net loss	$(28,147)	$(18,192)	$(9,955)

Research and Development Expenses

We track most external development costs by development program. We do not allocate internal costs, such as personnel-related expenses, stock-based compensation expense, facility, supplies and certain external consultant costs, to individual development programs.

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
External research and development expenses by program:
TYRA-300ACH	$3,587	$1,405	$2,182
TYRA-300NMIBC	1,290	—	1,290
TYRA-300mUC	3,255	4,534	(1,279)
TYRA-430	2,293	955	1,338
TYRA-200	1,465	904	561
FGFR discovery	3,132	1,376	1,756
Other development programs	514	839	(325)
Unallocated research and development expenses:
Personnel costs	8,023	5,890	2,133
Facilities and other costs	1,405	1,300	105
Total research and development expenses	$24,964	$17,203	$7,761

Research and development expenses were $25.0 million and $17.2 million for the three months ended March 31, 2025 and 2024, respectively. The overall increase of $7.8 million was primarily driven by:

•
$5.6 million increase in clinical costs primarily for start-up activities related to BEACH301, SURF302 and SURF431 study launches and CMC activities; and
•
$2.1 million increase in compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $1.2 million, driven by headcount growth.

General and Administrative Expenses

General and administrative expenses were $6.9 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.8 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $1.1 million, driven by headcount growth.

Other Income

Other income was $3.7 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $0.4 million was due to lower interest rates and reduced balances in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

On February 6, 2024, we completed a private placement and issued 9,286,023 shares of our common stock and pre-funded warrants to purchase an aggregate of 6,087,230 shares of our common stock (the 2024 Private Placement) for net proceeds of approximately $199.6 million, excluding issuance costs of $0.4 million.

On October 3, 2022, we entered into an ATM Sales Agreement (the 2022 Sales Agreement) with Virtu Americas LLC (the 2022 Sales Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the 2022 Sales Agent. As of March 31, 2025, we have not sold any shares under the 2022 Sales Agreement. In connection with the 2025 Sales Agreement (as defined below), effective May 8, 2025, we terminated the 2022 Sales Agreement.

On May 8, 2025, we entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the 2025 Sales Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the 2025 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the 2025 Sales Agent. The 2025 Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(25,458)	$(22,028)	$(3,430)
Investing activities	32,026	18,073	13,953
Financing activities	2,187	200,315	(198,128)
Net increase in cash and cash equivalents	$8,755	$196,360	$(187,605)

Operating Activities

The increase of $3.4 million in net cash used in operating activities for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase of $10.0 million in net loss, offset by increases of $2.3 million in non-cash stock-based compensation expense, $0.4 million in non-cash net accretion on marketable securities, and changes in operating assets and liabilities of $3.9 million.

Investing Activities

The increase of $14.0 million in net cash provided by investing activities for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to an increase in maturities of marketable securities of $8.9 million, a decrease in purchases of marketable securities of $5.0 million and a decrease in purchases of property and equipment of $0.1 million.

Financing Activities

The decrease of $198.1 million in net cash provided by financing activities for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to the $199.8 million in net proceeds from the 2024 Private Placement received during the three months ended March 31, 2024. This decrease was partially offset by an increase of $1.7 million in proceeds from issuances of common stock under benefit plans.

Material Cash Requirements

Our material cash requirements consist of expected operating expenses to conduct our clinical trials and other research and development activities, personnel-related expenses and operating lease obligations.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to TYRA-300, TYRA-430 and TYRA-200 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2025 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report.

As of March 31, 2025, total future aggregate operating lease commitments were $8.5 million, with approximately $0.7 million due during 2025, and the remaining due in periods from 2026 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

At the Market Sales Agreements

2022 Sales Agreement

On October 3, 2022, we entered into an ATM Sales Agreement (the 2022 Sales Agreement), with Virtu Americas LLC (the 2022 Sales Agent), under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the 2022 Sales Agent (the 2022 ATM Offering). In connection with the 2022 ATM Offering, we filed a sales agreement prospectus (the

2022 ATM Prospectus) with a shelf registration statement on Form S-3 (File No. 333-267712), which was declared effective by the SEC on October 13, 2022. In connection with the 2025 Sales Agreement (defined below), effective May 8, 2025, we terminated the 2022 Sales Agreement, and we have discontinued all offers and sales of shares of our common stock under the 2022 Sales Agreement and the 2022 ATM Prospectus. We have not sold any shares under the 2022 Sales Agreement.

2025 Sales Agreement

On May 8, 2025, we entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the 2025 Sales Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the 2025 Sales Agent.

Subject to the terms and conditions of the 2025 Sales Agreement, the 2025 Sales Agent will use commercially reasonable efforts to sell the shares from time to time, based upon our instructions. Sales of our common stock made pursuant to the 2025 Sales Agreement, if any, will be made under our shelf registration statement on Form S-3 to be filed with the SEC on May 8, 2025 (the 2025 Registration Statement), following such time as the 2025 Registration Statement is declared effective by the SEC.

We have provided the 2025 Sales Agent with customary indemnification rights, and the 2025 Sales Agent will be entitled to a commission of up to 3.0% of the gross sales price of the shares sold through it pursuant to the 2025 Sales Agreement. The shares may be offered only by means of a prospectus forming a part of the effective 2025 Registration Statement. Sales of the shares, if any, under the 2025 Sales Agreement may be made in transactions that are deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers' transactions, including on the Nasdaq Global Select Market, at market prices, or as otherwise agreed with the 2025 Sales Agent. We have no obligation to sell any shares under the 2025 Sales Agreement, and may at any time suspend offers under the 2025 Sales Agreement or terminate the 2025 Sales Agreement.

The foregoing description of the 2025 Sales Agreement is not complete and is qualified in its entirety by reference to the 2025 Sales Agreement, a copy of which will be filed as Exhibit 1.2 to the 2025 Registration Statement and is incorporated herein by reference.

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

TYRA BIOSCIENCES, INC.

Date: May 8, 2025	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)