Form 10-Q
period 2025-06-30
Tyra Biosciences, Inc.
filed 2025-08-14
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the registrant had 53,297,140 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,490	$91,966
Marketable securities	197,781	249,475
Prepaid expenses and other current assets	5,884	6,022
Total current assets	302,155	347,463
Restricted cash	1,000	1,000
Property and equipment, net	1,413	1,651
Right-of-use assets	5,822	6,068
Other long-term assets	11,109	7,376
Total assets	$321,499	$363,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,245	$590
Lease liabilities, current	441	412
Accrued expenses and other current liabilities	11,084	13,592
Total current liabilities	13,770	14,594
Lease liabilities, noncurrent	5,582	5,810
Other long-term liabilities	—	3
Total liabilities	19,352	20,407
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 53,233,494 and 50,754,262 shares issued at June 30, 2025 and December 31, 2024, respectively, and 53,233,494 and 50,749,945 shares outstanding at June 30, 2025 and December 31, 2024, respectively.	5	5
Additional paid-in capital	609,262	593,687
Accumulated other comprehensive income	436	770
Accumulated deficit	(307,556)	(251,311)
Total stockholders’ equity	302,147	343,151
Total liabilities and stockholders’ equity	$321,499	$363,558

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$24,309	$17,997	$49,273	$35,199
General and administrative	7,143	5,535	14,029	10,654
Total operating expenses	31,452	23,532	63,302	45,853
Loss from operations	(31,452)	(23,532)	(63,302)	(45,853)
Other income:
Interest and other income, net	3,354	4,830	7,057	8,959
Total other income	3,354	4,830	7,057	8,959
Net loss	(28,098)	(18,702)	(56,245)	(36,894)
Unrealized loss on marketable securities available-for-sale, net	(252)	(178)	(334)	(565)
Comprehensive loss	$(28,350)	$(18,880)	$(56,579)	$(37,459)
Net loss per share, basic and diluted	$(0.47)	$(0.32)	$(0.95)	$(0.67)
Weighted-average shares used to compute net loss per share, basic and diluted	59,550,771	58,668,712	59,442,646	55,448,823

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

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	50,749,945	$5	$593,687	$770	$(251,311)	$343,151
Issuance of common stock pursuant to pre-funded warrant exercise	2,000,069	—	—	—	—	—
Issuance of common stock under benefit plans	335,626	—	2,187	—	—	2,187
Vesting of shares of common stock subject to repurchase	4,317	—	3	—	—	3
Stock-based compensation	—	—	6,422	—	—	6,422
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(28,147)	(28,147)
Balance at March 31, 2025	53,089,957	$5	$602,299	$688	$(279,458)	$323,534
Issuance of common stock under benefit plans	143,537	—	583	—	—	583
Stock-based compensation	—	—	6,380	—	—	6,380
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(252)	—	(252)
Net loss	—	—	—	—	(28,098)	(28,098)
Balance at June 30, 2025	53,233,494	$5	$609,262	$436	$(307,556)	$302,147

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(56,245)	$(36,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	283	248
Stock-based compensation	12,802	8,526
Accretion of marketable securities, net	(1,574)	(3,096)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,595)	3,760
Accounts payable, accrued expenses and other liabilities	(856)	(4,964)
Right-of-use assets and lease liabilities, net	47	134
Net cash used in operating activities	(49,138)	(32,286)
Cash flows from investing activities:
Purchases of marketable securities	(26,976)	(189,197)
Maturities of marketable securities	79,913	62,885
Purchases of property and equipment	(45)	(606)
Net cash provided by (used in) investing activities	52,892	(126,918)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	2,770	1,108
Proceeds from issuance of common stock and pre-funded warrants from Private Placement	—	200,000
Payments of issuance costs for common stock and pre-funded warrants from Private Placement	—	(420)
Net cash provided by financing activities	2,770	200,688
Net cash increase for the period	6,524	41,484
Cash, cash equivalents and restricted cash at beginning of the period	92,966	59,006
Cash, cash equivalents and restricted cash at end of the period	$99,490	$100,490
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$98,490	$99,490
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$99,490	$100,490
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$34
Vesting of options early exercised subject to repurchase	$3	$26

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at June 30, 2025 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Summary of Significant Accounting Policies

During the three and six months ended June 30, 2025, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of June 30, 2025 and December 31, 2024 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". In January 2025, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date", to clarify the effective date of ASU 2024-03. These amendments are intended to provide more information about certain costs and expenses on an interim and annual basis. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The new standards are expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact on its financial statements and related disclosures.

2. Fair Value Measurements

The following tables show the Company’s cash equivalents and marketable securities measured at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$72,922	$72,922	$—	$—
U.S. government agency securities	2,992	—	2,992	—
Total cash equivalents	75,914	72,922	2,992	—
Marketable securities:
U.S. Treasury securities	110,878	—	110,878	—
U.S. government agency securities	86,903	—	86,903	—
Total marketable securities	197,781	—	197,781	—
Total	$273,695	$72,922	$200,773	$—

	December 31, 2024
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$69,698	$69,698	$—	$—
Marketable securities:
U.S. Treasury securities	122,980	—	122,980	—
U.S. government agency securities	126,495	—	126,495	—
Total marketable securities	249,475	—	249,475	—
Total	$319,173	$69,698	$249,475	$—

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

3. Marketable Securities

The following tables summarize the Company's marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	June 30, 2025
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$88,535	$215	$(11)	$88,739
U.S. government agency securities	Less than one	79,207	160	(5)	79,362
U.S. Treasury securities	1-2	22,084	55	—	22,139
U.S. government agency securities	1-2	7,519	22	—	7,541
Total		$197,345	$452	$(16)	$197,781

	December 31, 2024
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$77,990	$210	$(3)	$78,197
U.S. government agency securities	Less than one	94,153	189	(9)	94,333
U.S. Treasury securities	1-2	44,547	239	(3)	44,783
U.S. government agency securities	1-2	32,015	159	(12)	32,162
Total		$248,705	$797	$(27)	$249,475

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	June 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$26,856	$(11)	$—	$—	$26,856	$(11)
U.S. government agency securities	7,456	(5)	—	—	7,456	(5)
Total	$34,312	$(16)	$—	$—	$34,312	$(16)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$16,033	$(6)	$—	$—	$16,033	$(6)
U.S. government agency securities	9,891	(21)	—	—	9,891	(21)
Total	$25,924	$(27)	$—	$—	$25,924	$(27)

As of June 30, 2025, there were eight available-for-sale securities with an estimated fair value of $34.3 million in gross unrealized loss positions for less than 12 months. As of June 30, 2025, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

The amortized cost and fair value of marketable securities excludes $1.7 million and $2.0 million of accrued interest receivable as of June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable is included in prepaid expenses and other current assets on the Company's condensed balance sheets. We have not written off any accrued interest receivables for the periods ended June 30, 2025 and December 31, 2024.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and other employee benefits	$2,724	$6,451
Accrued research and development expenses	7,864	6,612
Accrued legal and professional fees	209	296
Accrued other general and administrative fees	287	233
Total accrued and other current liabilities	$11,084	$13,592

5. Stockholders' Equity

Common stock reserved for future issuance consisted of the following:

	June 30, 2025	December 31, 2024
Common stock options granted and outstanding	10,408,456	10,462,129
Shares available for future issuance under the 2021 Incentive Award Plan	5,189,786	3,051,588
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,972,762	1,491,195
Pre-funded warrants issued and outstanding	6,381,950	8,382,187
Total common stock reserved for future issuance	23,952,954	23,387,099

On October 3, 2022, the Company entered into an ATM Sales Agreement (the 2022 Sales Agreement) with Virtu Americas LLC (the 2022 Agent), under which the Company could have, from time to time, sold shares of its common stock having an aggregate offering price of up to $150.0 million, in “at the market” offerings through the 2022 Sales Agent. The 2022 Agent would have received a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. No shares of common stock were issued and sold pursuant to the 2022 Sales Agreement. The Company terminated the 2022 Sales Agreement in May 2025.

On May 8, 2025, the Company entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the 2025 Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million, in “at the market” offerings through the 2025 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2025 Sales Agent. The 2025 Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sales Agreement. As of June 30, 2025, no shares of common stock had been issued and sold pursuant to the 2025 Sales Agreement.

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

During the six months ended June 30, 2025, Boxer Capital exercised 2,000,000 of the Exchange Warrants and 237 of the 2024 Pre-Funded Warrants in cashless transactions, which resulted in an aggregate of 2,000,069 shares of common stock being issued. As of June 30, 2025, a total of 6,381,950 pre-funded warrants remained available for exercise, including 1,000,000 Exchange Warrants and 5,381,950 2024 Pre-Funded Warrants.

6. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. Shares that expire, terminate or are cancelled under the 2020 Plan are added back to the 2021 Plan share reserve. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The Company issues new shares of common stock upon exercise of options. As of June 30, 2025, 5,189,786 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended June 30, 2025 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	10,462,129	$13.43	7.6	$33,798
Granted	1,030,100	$10.81
Exercised	(453,188)	$5.55
Cancelled	(630,585)	$16.21
Outstanding at June 30, 2025	10,408,456	$13.34	7.7	$13,796
Exercisable at June 30, 2025	5,460,417	$11.16	6.8	$12,305
Vested and expected to vest as of June 30, 2025	10,408,456	$13.34	7.7	$13,796

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of June 30, 2025, there were 1,972,762 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Six Months Ended June 30,
	2025	2024
Risk-free rate of interest	3.8 - 4.4%	4.2 - 4.6%
Expected term (years)	5.3 - 6.1	5.3 - 6.1
Expected stock price volatility	86.3 - 95.4%	87.8 - 93.5%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$3,690	$2,658	$7,368	$5,133
General and administrative expense	2,690	1,753	5,434	3,393
Total	$6,380	$4,411	$12,802	$8,526

The weighted-average grant date fair value of options granted for the six months ended June 30, 2025 and 2024 was $8.30 and $13.41 per share, respectively.

For the six months ended June 30, 2025 and 2024, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of June 30, 2025, the unrecognized compensation cost related to options was $56.3 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.3 years.

As of June 30, 2025, the unrecognized compensation cost related to ESPP was $0.6 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.5 years.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(28,098)	$(18,702)	$(56,245)	$(36,894)
Denominator:
Weighted-average common shares outstanding	59,550,771	58,707,309	59,442,646	55,496,543
Less: weighted-average unvested common stock issued upon early exercise of common stock options	—	(38,597)	—	(47,720)
Weighted-average shares used to compute net loss per common share, basic and diluted	59,550,771	58,668,712	59,442,646	55,448,823
Net loss per share, basic and diluted	$(0.47)	$(0.32)	$(0.95)	$(0.67)

Shares issuable pursuant to the 2024 Pre-Funded Warrants and the Exchange Warrants are included in the calculation of weighted-average shares of common stock outstanding, both basic and diluted, for the three and six months ended June 30, 2025. Shares issuable pursuant to the 2024 Pre-Funded Warrants are included in the calculation of weighted-average shares outstanding, both basic and diluted, for the three and six months ended June 30, 2024. These warrants are exercisable at any time for nominal consideration, and therefore, the shares thereunder are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of June 30,
	2025	2024
Options to purchase common stock	10,408,456	8,600,436
Unvested common stock upon early exercise of stock options	—	31,479
Estimated shares purchasable under the ESPP	24,737	20,105
	10,433,193	8,652,020

8. Leases

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

Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively.

The components of lease expense include operating, short-term and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three and six months ended June 30, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$239	$239	$478	$478
Short-term lease cost	22	24	45	48
Variable lease cost	35	32	67	63
Total lease cost	$296	$295	$590	$589

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate as of June 30, 2025 were as follows (in thousands):

Year ending December 31,
2025 (remaining six months)	$442
2026	900
2027	927
2028	955
2029	983
Thereafter	4,048
Total minimum lease payments	8,255
Less: amount representing interest	(2,232)
Present value of lease liabilities	6,023
Less: current portion of lease liabilities	(441)
Lease liabilities, noncurrent	$5,582

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years) - operating leases	8.4	8.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

9. Commitments and Contingencies

Other Funding Commitments

As of June 30, 2025, the Company had ongoing clinical and pre-clinical studies for its various programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2025, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

10. Segment Information

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

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, to the Company’s total net loss in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development expenses:
External research and development expenses by program:
Dabogratinib (TYRA-300ACH)	$2,588	$2,133	$6,175	$3,538
Dabogratinib (TYRA-300NMIBC)	2,436	—	3,725	—
Dabogratinib (TYRA-300mUC)	1,993	3,529	5,248	8,063
TYRA-430	2,142	936	4,436	1,892
TYRA-200	1,329	1,051	2,794	1,955
FGFR discovery	3,311	1,816	6,443	3,193
Other development programs	457	734	971	1,570
Unallocated research and development expenses:
Personnel costs(1)	8,660	6,248	16,683	12,138
Facilities and other costs(2)	1,393	1,550	2,798	2,850
Total research and development expenses	24,309	17,997	49,273	35,199
General and administrative expenses(3)	7,143	5,535	14,029	10,654
Interest and other income, net	(3,354)	(4,830)	(7,057)	(8,959)
Net loss	$(28,098)	$(18,702)	$(56,245)	$(36,894)

(1) Personnel costs include $3.7 million and $2.7 million of stock-based compensation for the three months ended June 30, 2025 and 2024, respectively, and $7.4 million and $5.1 million of stock-based compensation for the six months ended June 30, 2025 and 2024, respectively.

(2) Facilities and other costs consist of research consumables, facility-related costs, depreciation and costs not attributed to a specific program.

(3) General and administrative expenses consist of personnel-related expenses, including stock-based compensation, legal fees, facility-related costs, depreciation, professional and consulting fees and insurance costs.

11. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which enacts significant changes to U.S. tax and related laws. The OBBBA includes provisions modifying the corporate income tax code, including the immediate expensing of domestic research and development expenditures for tax purposes and one hundred percent bonus depreciation for qualified assets. The Company is currently evaluating the impact the new tax law will have on its financial condition and results of operations. Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance.

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

Our in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help us design and predict which product candidates may demonstrate the highest potency, selectivity and tolerability in the clinic. We have initially leveraged our SNÅP approach to develop dabogratinib (formerly TYRA-300), TYRA-430 and TYRA-200: three clinical-stage, novel small molecules designed to overcome the toxicity and resistance liabilities of first generation pan-FGFR inhibitors.

Our FGFR3 Programs - Dabogratinib for Bladder Cancer and Skeletal Conditions

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

Our lead program, dabogratinib, was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds and potentially addressing key unmet needs across both bladder cancer and skeletal conditions.

The current planned clinical development for dabogratinib includes Phase 2 clinical studies for the treatment of non-muscle invasive bladder cancer (SURF302) and the treatment of pediatric achondroplasia (BEACH301) and potentially for the treatment of metastatic urothelial carcinoma (SURF301).

BEACH301: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating dabogratinib at lower doses (0.125, 0.25, 0.375, 0.50 mg/kg) in children ages 3 to 10 with achondroplasia (ACH) with open growth plates. Prior to initiation of the first two cohorts, the study has commenced enrolling a safety sentinel cohort of up to 3 participants per dose level in children ages 5 to 10. We expect to dose the first child in this study in the third quarter of 2025.

SURF302: This study is an open-label Phase 2 clinical trial evaluating the efficacy and safety of dabogratinib in participants with FGFR3-altered low-grade, intermediate risk (IR) non-muscle invasive bladder cancer (NMIBC). The study will enroll up to 90 participants at multiple sites primarily in the United States. Participants will be randomized initially to treatment with dabogratinib at 50 mg once daily (QD) (Cohort 1) or treatment with dabogratinib at 60 mg QD (Cohort 2). Following a review of efficacy and safety, an additional dosing cohort may be evaluated. The primary endpoint is complete response (CR) rate at three months. Secondary endpoints include time to recurrence, the median duration of response, recurrence free survival, progression free survival, safety and tolerability. We dosed the first patient in this study in June 2025. We expect to report initial three-month CR data in the first half of 2026.

SURF301: This ongoing study is an international, multicenter, open-label Phase 1/2 clinical trial that was designed to determine the optimal and maximum tolerated doses (MTD), and the recommended Phase 2 dose (RP2D) of dabogratinib, as well as to evaluate the preliminary antitumor activity of dabogratinib. In late October 2024, we reported interim data that in patients with FGFR3+ metastatic urothelial carcinoma (mUC) who received doses ≥ 90 mg once daily (QD), 6 out of 11 (54.5%) patients achieved a confirmed partial response. Preliminary data, as of the August 15, 2024 data cutoff, suggested dabogratinib was generally well-tolerated, with infrequent FGFR2- and FGFR1-associated toxicities. Dose optimization is ongoing in this study in preparation for potential future Phase 2 studies.

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

TYRA-200 is an FGFR1/2/3 inhibitor designed to be active against nearly all of the clinically identified acquired resistant mutations that arise during treatment with pan-FGFR inhibitors, which we believe is necessary to address the problem of disease progression due to polyclonal resistance. TYRA-200 is currently being evaluated in a multicenter, open-label Phase 1 clinical study, SURF201 that is designed to evaluate the safety, tolerability, and pharmacokinetics of TYRA-200, determine the optimal dose for further development and the MTD and RP2D, and evaluate preliminary antitumor activity, with a focus on achieving proof-of-concept in a cohort of FGFR2-driven ICC resistant to previous FGFR inhibitors.

Financial Overview

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, the issuance of Simple Agreements for Future Equity and the issuance of common stock and pre-funded common stock warrants through a private placement. Our net losses for the six months ended June 30, 2025 and 2024 were $56.2 million and $36.9 million, respectively. As of June 30, 2025, we had an accumulated deficit of $307.6 million. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $296.3 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditures through at least 2027. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

We expense research and development expenses in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We track external expenses on a development program and other program-specific basis. However, we do not track internal costs, such as personnel-related expenses, stock-based compensation expense, facility-related costs, and supplies, and certain external consultant costs on a program-specific basis because these costs are primarily deployed across multiple programs under development.

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
•
adverse effects on the financial markets, the global economy, the supply chain and our expenses due to tariffs and trade policies, pandemic or epidemic diseases, geopolitical instability, inflation, interest rates and other factors; and
•
the extent to which we establish additional strategic collaborations or other arrangements.

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

Other Income

Other income consists primarily of interest income from cash, cash equivalents and marketable securities and accretion income from marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$24,309	$17,997	$6,312
General and administrative	7,143	5,535	1,608
Total operating expenses	31,452	23,532	7,920
Loss from operations	(31,452)	(23,532)	(7,920)
Other income:
Interest and other income, net	3,354	4,830	(1,476)
Total other income	3,354	4,830	(1,476)
Net loss	$(28,098)	$(18,702)	$(9,396)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
External research and development expenses by program:
Dabogratinib (TYRA-300ACH)	$2,588	$2,133	$455
Dabogratinib (TYRA-300NMIBC)	2,436	—	2,436
Dabogratinib (TYRA-300mUC)	1,993	3,529	(1,536)
TYRA-430	2,142	936	1,206
TYRA-200	1,329	1,051	278
FGFR discovery	3,311	1,816	1,495
Other development programs	457	734	(277)
Unallocated research and development expenses:
Personnel costs	8,660	6,248	2,412
Facilities and other costs	1,393	1,550	(157)
Total research and development expenses	$24,309	$17,997	$6,312

Research and development expenses were $24.3 million and $18.0 million for the three months ended June 30, 2025 and 2024, respectively. The overall increase of $6.3 million was primarily related to a:

•
$4.1 million increase in costs primarily driven by clinical start-up and enrollment activities for BEACH301, SURF302 and SURF431 and ongoing CMC activities;
•
$2.4 million increase in compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $1.0 million, driven by headcount growth; and
•
Offset by a decrease in facilities and other operating costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses were $7.1 million and $5.5 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $1.6 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $0.9 million, driven by headcount growth.

Other Income

Other income was $3.4 million and $4.8 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $1.4 million was due to lower interest rates and reduced balances in cash, cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$49,273	$35,199	$14,074
General and administrative	14,029	10,654	3,375
Total operating expenses	63,302	45,853	17,449
Loss from operations	(63,302)	(45,853)	(17,449)
Other income:
Interest and other income, net	7,057	8,959	(1,902)
Total other income	7,057	8,959	(1,902)
Net loss	$(56,245)	$(36,894)	$(19,351)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
External research and development expenses by program:
Dabogratinib (TYRA-300ACH)	$6,175	$3,538	$2,637
Dabogratinib (TYRA-300NMIBC)	3,725	—	3,725
Dabogratinib (TYRA-300mUC)	5,248	8,063	(2,815)
TYRA-430	4,436	1,892	2,544
TYRA-200	2,794	1,955	839
FGFR discovery	6,443	3,193	3,250
Other development programs	971	1,570	(599)
Unallocated research and development expenses:
Personnel costs	16,683	12,138	4,545
Facilities and other costs	2,798	2,850	(52)
Total research and development expenses	$49,273	$35,199	$14,074

Research and development expenses were $49.3 million and $35.2 million for the six months ended June 30, 2025 and 2024, respectively. The overall increase of $14.1 million was primarily related to a:

•
$9.6 million increase in costs primarily driven by clinical start-up and enrollment activities for BEACH301, SURF302 and SURF431 and ongoing CMC activities; and
•
$4.5 million increase in compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $2.2 million, driven by headcount growth.

General and Administrative Expenses

General and administrative expenses were $14.0 million and $10.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $3.3 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $2.0 million, driven by headcount growth.

Other Income

Other income was $7.1 million and $9.0 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $1.9 million was due to lower interest rates and reduced balances in cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

On February 6, 2024, we completed a private placement and issued 9,286,023 shares of our common stock and pre-funded warrants to purchase an aggregate of 6,087,230 shares of our common stock (the 2024 Private Placement) for net proceeds of approximately $199.6 million, excluding issuance costs of $0.4 million.

On October 3, 2022, we entered into an ATM Sales Agreement (the 2022 Sales Agreement) with Virtu Americas LLC (the 2022 Sales Agent), under which we could have, from time to time, sold shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the 2022 Sales Agent. We did not sell any shares under the 2022 Sales Agreement. In connection with the 2025 Sales Agreement (as defined below), effective May 8, 2025, we terminated the 2022 Sales Agreement.

On May 8, 2025, we entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the Sales Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2025, we had not sold any shares under the 2025 Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(49,138)	$(32,286)	$(16,852)
Investing activities	52,892	(126,918)	179,810
Financing activities	2,770	200,688	(197,918)
Net increase in cash and cash equivalents	$6,524	$41,484	$(34,960)

Operating Activities

The increase of $16.9 million in net cash used in operating activities for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to an increase of $19.4 million in net loss and an increase in net changes in operating assets and liabilities of $3.3 million, offset by an increase of $4.3 million in non-cash stock-based compensation expense and a decrease of $1.5 million in non-cash net accretion on marketable securities.

Investing Activities

The increase of $179.8 million in net cash provided by investing activities for the six months ended June 30, 2025, compared to the same period in 2024, was driven by a reduction in purchases of marketable securities of $162.2 million, a $17.0 million increase in maturities of marketable securities, and a $0.6 million decrease in capital expenditures for property and equipment.

Financing Activities

The decrease of $197.9 million in net cash provided by financing activities for the six months ended June 30, 2025, compared to the same period in 2024, was primarily due to the $199.6 million in net proceeds from the 2024 Private Placement received during the six months ended June 30, 2024. This decrease was partially offset by an increase of $1.7 million in proceeds from issuances of common stock under benefit plans.

Material Cash Requirements

Our material cash requirements consist of expected operating expenses to conduct our clinical trials and other research and development activities, personnel-related expenses and operating lease obligations.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to dabogratinib, TYRA-430, TYRA-200 and other research programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
delays or issues with any of the above, including that the risk of each may be exacerbated by tariffs or trade policies, any future pandemics or epidemic diseases, potential geopolitical instability and war, inflation or rising interest rates.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2025 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report.

As of June 30, 2025, total future aggregate operating lease commitments were $8.3 million, with approximately $0.4 million due during 2025, and the remaining due in periods from 2026 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Director and Officer Trading Arrangements

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 29, 2024	8-K	5/31/24	3.1
3.3	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
4.4	Form of Exchange Warrant	8-K	10/18/24	4.1
10.1#	Non-Employee Director Compensation Program, amended and restated effective May 29, 2025				X
10.2	Sales Agreement, dated May 8, 2025, by and between the Registrant and TD Securities (USA) LLC	S-3	5/8/25	1.2
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates management contract or compensatory plan

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

TYRA BIOSCIENCES, INC.

Date: August 14, 2025	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)