Form 10-Q
period 2025-09-30
Tyra Biosciences, Inc.
filed 2025-11-05
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 53,372,098 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,951	$91,966
Marketable securities	212,973	249,475
Prepaid expenses and other current assets	6,292	6,022
Total current assets	281,216	347,463
Restricted cash	1,000	1,000
Property and equipment, net	1,346	1,651
Right-of-use assets	5,699	6,068
Other long-term assets	12,590	7,376
Total assets	$301,851	$363,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,991	$590
Lease liabilities, current	456	412
Accrued expenses and other current liabilities	13,432	13,592
Total current liabilities	15,879	14,594
Lease liabilities, noncurrent	5,463	5,810
Other long-term liabilities	—	3
Total liabilities	21,342	20,407
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 53,318,198 and 50,754,262 shares issued at September 30, 2025 and December 31, 2024, respectively, and 53,318,198 and 50,749,945 shares outstanding at September 30, 2025 and December 31, 2024, respectively.	5	5
Additional paid-in capital	617,486	593,687
Accumulated other comprehensive income	442	770
Accumulated deficit	(337,424)	(251,311)
Total stockholders’ equity	280,509	343,151
Total liabilities and stockholders’ equity	$301,851	$363,558

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$25,469	$22,697	$74,742	$57,897
General and administrative	7,475	5,907	21,504	16,536
Total operating expenses	32,944	28,604	96,246	74,433
Loss from operations	(32,944)	(28,604)	(96,246)	(74,433)
Other income:
Interest and other income, net	3,076	4,588	10,133	13,523
Total other income	3,076	4,588	10,133	13,523
Net loss	(29,868)	(24,016)	(86,113)	(60,910)
Unrealized gain (loss) on marketable securities available-for-sale, net	6	1,936	(328)	1,371
Comprehensive loss	$(29,862)	$(22,080)	$(86,441)	$(59,539)
Net loss per share, basic and diluted	$(0.50)	$(0.41)	$(1.45)	$(1.08)
Weighted-average shares used to compute net loss per share, basic and diluted	59,670,757	58,874,497	59,523,977	56,599,050

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

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
.	Shares	Amount
Balance at December 31, 2024	50,749,945	$5	$593,687	$770	$(251,311)	$343,151
Issuance of common stock pursuant to pre-funded warrant exercise	2,000,069	—	—	—	—	—
Issuance of common stock under benefit plans	335,626	—	2,187	—	—	2,187
Vesting of shares of common stock subject to repurchase	4,317	—	3	—	—	3
Stock-based compensation	—	—	6,422	—	—	6,422
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(28,147)	(28,147)
Balance at March 31, 2025	53,089,957	$5	$602,299	$688	$(279,458)	$323,534
Issuance of common stock under benefit plans	143,537	—	583	—	—	583
Stock-based compensation	—	—	6,380	—	—	6,380
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(252)	—	(252)
Net loss	—	—	—	—	(28,098)	(28,098)
Balance at June 30, 2025	53,233,494	$5	$609,262	$436	$(307,556)	$302,147
Issuance of common stock under benefit plans	84,704	—	647	—	—	647
Stock-based compensation	—	—	7,577	—	—	7,577
Unrealized gain on marketable securities available-for-sale, net	—	—	—	6	—	6
Net loss	—	—	—	—	(29,868)	(29,868)
Balance at September 30, 2025	53,318,198	$5	$617,486	$442	$(337,424)	$280,509

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(86,113)	$(60,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	414	375
Stock-based compensation	20,379	16,099
Accretion of marketable securities, net	(1,993)	(4,701)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,484)	1,744
Accounts payable, accrued expenses and other liabilities	1,213	(2,952)
Right-of-use assets and lease liabilities, net	66	161
Net cash used in operating activities	(71,518)	(50,184)
Cash flows from investing activities:
Purchases of marketable securities	(92,148)	(225,588)
Maturities of marketable securities	130,318	120,885
Purchases of property and equipment	(84)	(658)
Net cash provided by (used in) investing activities	38,086	(105,361)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	3,417	1,851
Proceeds from issuance of common stock and pre-funded warrants from Private Placement	—	200,000
Payments of issuance costs for common stock and pre-funded warrants from Private Placement	—	(420)
Net cash provided by financing activities	3,417	201,431
Net cash increase (decrease) for the period	(30,015)	45,886
Cash, cash equivalents and restricted cash at beginning of the period	92,966	59,006
Cash, cash equivalents and restricted cash at end of the period	$62,951	$104,892
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$61,951	$103,892
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$62,951	$104,892
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$25	$—
Vesting of options early exercised subject to repurchase	$3	$35

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at September 30, 2025 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2025, there have been no changes to the Company's significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2025 and December 31, 2024 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases.

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

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill (OBBB). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (TCJA) of 2017. The OBBB contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. The Company is still in the process of analyzing some of the tax elections under the OBBB which could impact the final effective rate for 2025. However, we do not expect these elections to have a material impact on our effective rate for 2025.

2. Fair Value Measurements

The following tables show the Company’s cash equivalents and marketable securities measured at fair value as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$39,165	$39,165	$—	$—
Marketable securities:
U.S. Treasury securities	164,084	—	164,084	—
U.S. government agency securities	48,889	—	48,889	—
Total marketable securities	212,973	—	212,973	—
Total	$252,138	$39,165	$212,973	$—

	December 31, 2024
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$69,698	$69,698	$—	$—
Marketable securities:
U.S. Treasury securities	122,980	—	122,980	—
U.S. government agency securities	126,495	—	126,495	—
Total marketable securities	249,475	—	249,475	—
Total	$319,173	$69,698	$249,475	$—

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

3. Marketable Securities

The following tables summarize the Company's marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	September 30, 2025
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$120,276	$242	$(4)	$120,514
U.S. government agency securities	Less than one	45,089	175	(1)	45,263
U.S. Treasury securities	1-2	43,544	40	(14)	43,570
U.S. government agency securities	1-2	3,622	4	—	3,626
Total		$212,531	$461	$(19)	$212,973

	December 31, 2024
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$77,990	$210	$(3)	$78,197
U.S. government agency securities	Less than one	94,153	189	(9)	94,333
U.S. Treasury securities	1-2	44,547	239	(3)	44,783
U.S. government agency securities	1-2	32,015	159	(12)	32,162
Total		$248,705	$797	$(27)	$249,475

The following tables present fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	September 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$50,384	$(18)	$—	$—	$50,384	$(18)
U.S. government agency securities	4,529	(1)	—	—	4,529	(1)
Total	$54,913	$(19)	$—	$—	$54,913	$(19)

	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$16,033	$(6)	$—	$—	$16,033	$(6)
U.S. government agency securities	9,891	(21)	—	—	9,891	(21)
Total	$25,924	$(27)	$—	$—	$25,924	$(27)

As of September 30, 2025, there were 16 available-for-sale securities with an estimated fair value of $54.9 million in gross unrealized loss positions for less than 12 months. As of September 30, 2025, unrealized losses on available-for-sale securities were not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

The amortized cost and fair value of marketable securities excludes $2.2 million and $2.0 million of accrued interest receivable as of September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable is included in prepaid expenses and other current assets on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the periods ended September 30, 2025 and December 31, 2024.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and other employee benefits	$3,098	$6,451
Accrued research and development expenses	9,783	6,612
Accrued legal and professional fees	181	296
Accrued other general and administrative fees	370	233
Total accrued and other current liabilities	$13,432	$13,592

5. Stockholders' Equity

Common stock reserved for future issuance consisted of the following:

	September 30, 2025	December 31, 2024
Common stock options granted and outstanding	13,218,558	10,462,129
Shares available for future issuance under the 2021 Incentive Award Plan	2,316,038	3,051,588
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,951,705	1,491,195
Pre-funded warrants issued and outstanding	6,381,950	8,382,187
Total common stock reserved for future issuance	23,868,251	23,387,099

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

On May 8, 2025, the Company entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the 2025 Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million, in “at the market” offerings through the 2025 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2025 Sales Agent. The 2025 Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sales Agreement. As of September 30, 2025, no shares of common stock had been issued and sold pursuant to the 2025 Sales Agreement.

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

During the nine months ended September 30, 2025, Boxer Capital exercised 2,000,000 of the Exchange Warrants and 237 of the 2024 Pre-Funded Warrants in cashless transactions, which resulted in an aggregate of 2,000,069 shares of common stock being issued. As of September 30, 2025, a total of 6,381,950 pre-funded warrants remained available for exercise, including 1,000,000 Exchange Warrants and 5,381,950 2024 Pre-Funded Warrants.

6. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company's Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. Shares that expire, terminate or are cancelled under the 2020 Plan are added back to the 2021 Plan share reserve. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The Company issues new shares of common stock upon exercise of options. As of September 30, 2025, 2,316,038 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended September 30, 2025 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	10,462,129	$13.43	7.6	$33,798
Granted	4,165,190	$10.79
Exercised	(516,834)	$5.75
Forfeited and expired	(891,927)	$16.37
Outstanding at September 30, 2025	13,218,558	$12.23	8.0	$46,024
Exercisable at September 30, 2025	6,102,275	$11.34	6.6	$27,815
Vested and expected to vest as of September 30, 2025	13,218,558	$12.23	8.0	$46,024

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of September 30, 2025, there were 1,951,705 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an unvested award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Nine Months Ended September 30,
	2025	2024
Risk-free rate of interest	3.8 - 4.4%	3.5 - 4.6%
Expected term (years)	5.1 - 6.1	5.3 - 6.1
Expected stock price volatility	84.8 - 95.4%	87.8 - 98.7%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$4,114	$5,329	$11,482	$10,462
General and administrative expense	3,463	2,244	8,897	5,637
Total	$7,577	$7,573	$20,379	$16,099

The weighted-average grant date fair value of options granted (excluding modified options) for the nine months ended September 30, 2025 and 2024 was $8.10 and $15.96 per share, respectively.

During the three months ended September 30, 2024, the Company recognized $2.0 million in additional stock-based compensation expense, recorded within research and development expenses, in connection with the modification and acceleration of stock options held by a former executive.

For the nine months ended September 30, 2025 and 2024, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of September 30, 2025, the unrecognized compensation cost related to options was $71.5 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

As of September 30, 2025, the unrecognized compensation cost related to ESPP was $0.7 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.4 years.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(29,868)	$(24,016)	$(86,113)	$(60,910)
Denominator:
Weighted-average common shares outstanding	59,670,757	58,898,277	59,523,977	56,638,732
Less: weighted-average unvested common stock issued upon early exercise of common stock options	—	(23,780)	—	(39,682)
Weighted-average shares used to compute net loss per common share, basic and diluted	59,670,757	58,874,497	59,523,977	56,599,050
Net loss per share, basic and diluted	$(0.50)	$(0.41)	$(1.45)	$(1.08)

Shares issuable pursuant to the 2024 Pre-Funded Warrants and the Exchange Warrants are included in the calculation of weighted-average shares of common stock outstanding, both basic and diluted, for the three and nine months ended September 30, 2025. Shares issuable pursuant to the 2024 Pre-Funded Warrants are included in the calculation of weighted-average shares outstanding, both basic and diluted, for the three and nine months ended September 30, 2024. These warrants are exercisable at any time for nominal consideration, and therefore, the shares thereunder are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of September 30,
	2025	2024
Options to purchase common stock	13,218,558	10,751,083
Unvested common stock upon early exercise of stock options	—	17,265
Estimated shares purchasable under the ESPP	4,173	1,557
	13,222,731	10,769,905

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

Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.

The components of lease expense include operating, short-term and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three and nine months ended September 30, 2025 and 2024, respectively, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$240	$240	$718	$718
Short-term lease cost	21	21	67	69
Variable lease cost	35	32	103	95
Total lease cost	$296	$293	$888	$882

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate as of September 30, 2025 were as follows (in thousands):

Year ending December 31,
2025 (remaining three months)	$223
2026	900
2027	927
2028	955
2029	983
Thereafter	4,048
Total minimum lease payments	8,036
Less: amount representing interest	(2,117)
Present value of lease liabilities	5,919
Less: current portion of lease liabilities	(456)
Lease liabilities, noncurrent	$5,463

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (years) - operating leases	8.1	8.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

9. Commitments and Contingencies

Other Funding Commitments

As of September 30, 2025, the Company had ongoing clinical and pre-clinical studies for its various programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2025, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

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

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, to the Company’s total net loss in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses:
External research and development expenses by program:
Dabogratinib (TYRA-300ACH)	$3,590	$2,182	$9,764	$5,720
Dabogratinib (TYRA-300NMIBC)	1,821	—	5,546	—
Dabogratinib (TYRA-300UTUC)	498	—	498	—
Dabogratinib (TYRA-300mUC)	2,744	3,345	7,992	11,408
TYRA-430	2,299	1,621	6,735	3,513
TYRA-200	682	1,546	3,475	3,501
FGFR discovery	2,362	2,124	8,805	5,317
Other development programs	825	511	1,798	2,082
Unallocated research and development expenses:
Personnel costs(1)	8,858	9,574	25,541	21,712
Facilities and other costs(2)	1,790	1,794	4,588	4,644
Total research and development expenses	25,469	22,697	74,742	57,897
General and administrative expenses(3)	7,475	5,907	21,504	16,536
Interest and other income, net	(3,076)	(4,588)	(10,133)	(13,523)
Net loss	$(29,868)	$(24,016)	$(86,113)	$(60,910)

(1) Personnel costs include $4.1 million and $5.3 million of stock-based compensation for the three months ended September 30, 2025 and 2024, respectively, and $11.5 million and $10.5 million of stock-based compensation for the nine months ended September 30, 2025 and 2024, respectively.

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

Our FGFR3 Programs - Dabogratinib for Skeletal Conditions and Bladder Cancer

Mutations in the protein receptor FGFR3 are a key driver in two indications with large market opportunities: skeletal conditions and bladder cancer. In skeletal conditions, increased activity of FGFR3 expressed in growth plate chondrocytes (cartilage cells) results in excessive limitation of long bone growth. In bladder cancer, uncontrolled activation of FGFR3 on the cell surface stimulates cellular proliferation.

Our lead program, dabogratinib, was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds and potentially addressing key unmet needs across both skeletal conditions and bladder cancer.

The current planned clinical development for dabogratinib includes Phase 2 clinical studies for the treatment of pediatric achondroplasia (BEACH301), treatment of low-grade intermediate risk non-muscle invasive bladder cancer (SURF302), our recent expansion into the treatment of low-grade upper tract urothelial carcinoma (SURF303), and potentially for the treatment of metastatic urothelial carcinoma (SURF301).

BEACH301: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating dabogratinib at lower doses (0.125, 0.25, 0.375, 0.50 mg/kg) in children ages 3 to 10 with achondroplasia (ACH) with open growth plates. Prior to initiation of the first two cohorts, the study has commenced enrolling a safety sentinel cohort planned for at least 3 participants per dose level in children ages 5 to 10. We dosed the first child in this study in August 2025. We expect to report interim results from the safety sentinel cohort in the second half of 2026.

SURF302: This study is an open-label Phase 2 clinical trial evaluating the efficacy and safety of dabogratinib in participants with FGFR3-altered, low-grade intermediate risk (IR) non-muscle invasive bladder cancer (NMIBC). The study will enroll up to 90 participants at multiple sites primarily in the United States. Participants will be randomized initially to treatment with dabogratinib at 50 mg once daily (QD) (Cohort 1) or treatment with dabogratinib at 60 mg QD (Cohort 2). Following a review of efficacy and safety, an additional dosing cohort may be evaluated. The primary endpoint is complete response (CR) rate at three months. Secondary endpoints include time to recurrence, the median duration of response, recurrence free survival, progression free survival, safety and tolerability. We dosed the first patient in this study in June 2025. We expect to report initial three-month CR data in the first half of 2026.

SURF303: We recently expanded our development of dabogratinib into low-grade upper tract urothelial carcinoma (LG-UTUC). This study is a multicenter, open-label Phase 2 clinical trial evaluating the efficacy and safety of dabogratinib in participants with FGFR3-altered LG-UTUC. An investigational new drug application was cleared by the U.S. Food and Drug Administration in October 2025 to enable a Phase 2 study of dabogratinib in LG-UTUC. We expect to initiate this study in 2026.

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

TYRA-200 is an FGFR1/2/3 inhibitor designed to be active against nearly all of the clinically identified acquired resistant mutations that arise during treatment with pan-FGFR inhibitors, which we believe is necessary to address the problem of disease progression due to polyclonal resistance. TYRA-200 is currently being evaluated in a multicenter, open-label Phase 1 clinical study, SURF201, that is designed to evaluate the safety, tolerability, and pharmacokinetics of TYRA-200, determine the optimal dose for further development and the MTD and RP2D, and evaluate preliminary antitumor activity.

Financial Overview

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, the issuance of Simple Agreements for Future Equity and the issuance of common stock and pre-funded common stock warrants through a private placement. Our net losses for the nine months ended September 30, 2025 and 2024 were $86.1 million and $60.9 million, respectively. As of September 30, 2025, we had an accumulated deficit of $337.4 million. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $274.9 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditures through at least 2027. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$25,469	$22,697	$2,772
General and administrative	7,475	5,907	1,568
Total operating expenses	32,944	28,604	4,340
Loss from operations	(32,944)	(28,604)	(4,340)
Other income:
Interest and other income, net	3,076	4,588	(1,512)
Total other income	3,076	4,588	(1,512)
Net loss	$(29,868)	$(24,016)	$(5,852)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
External research and development expenses by program:
Dabogratinib (TYRA-300ACH)	$3,590	$2,182	$1,408
Dabogratinib (TYRA-300NMIBC)	1,821	—	1,821
Dabogratinib (TYRA-300UTUC)	498	—	498
Dabogratinib (TYRA-300mUC)	2,744	3,345	(601)
TYRA-430	2,299	1,621	678
TYRA-200	682	1,546	(864)
FGFR discovery	2,362	2,124	238
Other development programs	825	511	314
Unallocated research and development expenses:
Personnel costs	8,858	9,574	(716)
Facilities and other costs	1,790	1,794	(4)
Total research and development expenses	$25,469	$22,697	$2,772

Research and development expenses were $25.5 million and $22.7 million for the three months ended September 30, 2025 and 2024, respectively. The overall increase of $2.8 million was related to a:

•
$3.5 million increase in costs primarily driven by clinical start-up and enrollment activities for BEACH301, SURF302 and SURF431; and
•
Offset by a decrease of $0.7 million in compensation and other personnel expenses, primarily driven by a one-time stock-based-compensation charge recorded in 2024 in connection with the modification and acceleration of stock options held by a former executive.

General and Administrative Expenses

General and administrative expenses were $7.5 million and $5.9 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $1.6 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $1.2 million, driven by headcount growth.

Other Income

Other income was $3.1 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $1.5 million was due to lower interest rates and reduced balances in cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$74,742	$57,897	$16,845
General and administrative	21,504	16,536	4,968
Total operating expenses	96,246	74,433	21,813
Loss from operations	(96,246)	(74,433)	(21,813)
Other income:
Interest and other income, net	10,133	13,523	(3,390)
Total other income	10,133	13,523	(3,390)
Net loss	$(86,113)	$(60,910)	$(25,203)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
External research and development expenses by program:
Dabogratinib (TYRA-300ACH)	$9,764	$5,720	$4,044
Dabogratinib (TYRA-300NMIBC)	5,546	—	5,546
Dabogratinib (TYRA-300UTUC)	498	—	498
Dabogratinib (TYRA-300mUC)	7,992	11,408	(3,416)
TYRA-430	6,735	3,513	3,222
TYRA-200	3,475	3,501	(26)
FGFR discovery	8,805	5,317	3,488
Other development programs	1,798	2,082	(284)
Unallocated research and development expenses:
Personnel costs	25,541	21,712	3,829
Facilities and other costs	4,588	4,644	(56)
Total research and development expenses	$74,742	$57,897	$16,845

Research and development expenses were $74.7 million and $57.9 million for the nine months ended September 30, 2025 and 2024, respectively. The overall increase of $16.8 million was related to a:

•
$13.0 million increase in costs primarily driven by clinical start-up and enrollment activities for BEACH301, SURF302 and SURF431 and ongoing CMC activities; and
•
$3.8 million increase in compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $1.0 million, driven by headcount growth, offset by a one-time stock-based-compensation charge recorded in 2024 in connection with the modification and acceleration of stock options held by a former executive.

General and Administrative Expenses

General and administrative expenses were $21.5 million and $16.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of $5.0 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $3.3 million, driven by headcount growth.

Other Income

Other income was $10.1 million and $13.5 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $3.4 million was due to lower interest rates and reduced balances in cash, cash equivalents and marketable securities.

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

On May 8, 2025, we entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the Sales Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2025, we had not sold any shares under the 2025 Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(71,518)	$(50,184)	$(21,334)
Investing activities	38,086	(105,361)	143,447
Financing activities	3,417	201,431	(198,014)
Net increase (decrease) in cash and cash equivalents	$(30,015)	$45,886	$(75,901)

Operating Activities

The increase of $21.3 million in net cash used in operating activities for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to an increase of $25.2 million in net loss and a decrease in net changes in operating assets and liabilities of $3.1 million, offset by an increase of $4.3 million in non-cash stock-based compensation expense and a decrease of $2.7 million in non-cash net accretion on marketable securities.

Investing Activities

The increase of $143.4 million in net cash provided by investing activities for the nine months ended September 30, 2025, compared to the same period in 2024, was driven by a reduction in purchases of marketable securities of $133.4 million, a $9.4 million increase in maturities of marketable securities, and a $0.6 million decrease in capital expenditures for property and equipment.

Financing Activities

The decrease of $198.0 million in net cash provided by financing activities for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to the $199.6 million in net proceeds from the 2024 Private Placement received during the nine months ended September 30, 2024. This decrease was partially offset by an increase of $1.6 million in proceeds from issuances of common stock under benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2025 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report.

As of September 30, 2025, total future aggregate operating lease commitments were $8.0 million, with approximately $0.2 million due during 2025, and the remaining due in periods from 2026 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2024 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Director and Officer Trading Arrangements

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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

TYRA BIOSCIENCES, INC.

Date: November 5, 2025	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial and Accounting Officer)