Form 10-K
period 2025-12-31
Tyra Biosciences, Inc.
filed 2026-03-02
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was approximately $297.3 million.

As of February 25, 2026, the registrant had 53,867,115 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.

Overview

We are a clinical-stage biotechnology company focused on developing next-generation precision medicines for large opportunities in targeted oncology and genetically defined conditions, harnessing the power of Fibroblast Growth Factor Receptor (FGFR) biology.

Our in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help us design and predict which product candidates may demonstrate the highest potency, selectivity and tolerability in the clinic. Through this approach, we have built a wholly-owned pipeline of oral small molecule product candidates focused on targets that have previously been considered difficult-to-drug.

Our FGFR3 Programs—oral dabogratinib (formerly TYRA-300) for Urothelial Cancers and Skeletal Dysplasia

Alterations in the protein receptor FGFR3 are a validated driver in multiple indications with large market opportunities: urothelial cancers and skeletal dysplasia conditions. In urothelial cancer, uncontrolled activation of FGFR3 on the cell surface stimulates cellular proliferation. In skeletal dysplasia conditions, increased activity of FGFR3 expressed in growth plate chondrocytes (cartilage cells) results in excessive limitation of long bone growth.

Our lead program, oral dabogratinib, was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds and potentially addressing key unmet needs across both urothelial cancers and skeletal dysplasia conditions. To date, oral dabogratinib has been administered to over 100 participants across multiple clinical studies.

We demonstrated initial clinical proof-of-concept results with oral dabogratinib in the SURF301 study, a Phase 1 proof-of-concept study in metastatic urothelial carcinoma (mUC). Oral dabogratinib demonstrated encouraging anti-tumor activity and was generally well-tolerated, with infrequent FGFR2- and FGFR1-associated toxicities. Response, safety, pharmacokinetics (PK) / pharmacodynamics (PD) and circulating tumor DNA (ctDNA) data from this study were leveraged to select doses that have the potential to achieve our target product profile for efficacy and safety in our Phase 2 trials and beyond.

We are currently advancing oral dabogratinib in three Phase 2 trials for three outsized market indications: SURF303, evaluating the treatment of low-grade upper tract urothelial carcinoma (LG-UTUC); SURF302, evaluating the treatment of intermediate risk non-muscle invasive bladder cancer (IR NMIBC); and BEACH301, evaluating the treatment of achondroplasia (ACH) in children. If we are successful with these Phase 2 studies, we expect to advance oral dabogratinib toward three potential registrational trials in LG-UTUC, IR NMIBC and ACH. We are calling this approach our “dabogratinib 3x3” strategy.

SURF303 for LG-UTUC: This open-label Phase 2a/b clinical trial was designed as a potential registrational trial to evaluate the efficacy and safety of oral dabogratinib at doses of 60 mg and 80 mg once daily (QD) in participants with FGFR3-altered low-grade upper tract urothelial carcinoma, where approximately 85% of tumors are driven by FGFR3. Study startup is ongoing and the first patient in this study is anticipated to be dosed in 2026.

SURF302 for IR NMIBC: This open-label Phase 2 clinical trial is evaluating the efficacy and safety of oral dabogratinib at 50 mg and 60 mg QD in participants with FGFR3-altered low-grade, IR NMIBC, where approximately 70% of tumors are driven by FGFR3. We anticipate reporting initial three-month CR data from approximately 10-20 patients per cohort from this study by the end of the first half of 2026.

BEACH301 for ACH: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating oral dabogratinib at lower doses (0.125, 0.25, 0.375, 0.50 mg/kg), as compared to the oncology studies, in children ages 3 to 10 with ACH with open growth plates, where approximately 99% of cases are driven by FGFR3. The study is enrolling a safety sentinel cohort of 3 or more participants per dose level in children ages 5 to 10, and a natural history run-in for cohorts 1 and 2 with children ages 3 to 10. Initial results from the safety sentinel cohort, including 6-month average height velocity (AHV) results and interim safety, are on-track and expected to be reported in the second half of 2026.

Our Other Programs

TYRA-430 was designed to be biased for FGFR4 and FGFR3 over the FGFR1 and FGFR2 isoforms specifically to address the FGF19 signaling pathway, while also potentially limiting side effects due to inhibition of FGFR1 and FGFR2, as well as to address acquired resistance mutations that have limited the efficacy of previous FGFR4-specific inhibitors. TYRA-430 is currently being evaluated in SURF431, a global, Phase 1, multicenter, open-label trial, with a focus on achieving clinical proof-of-concept in a cohort of patients with FGF19+ hepatocellular carcinoma (HCC).

TYRA-200 is an FGFR1/2/3 inhibitor designed to be active against nearly all of the clinically identified acquired resistant mutations that arise during treatment with pan-FGFR inhibitors, which we believe is necessary to address the problem of disease progression due to polyclonal resistance. TYRA-200 is currently being evaluated in SURF201, a global, Phase 1, multicenter, open-label trial, with a focus on achieving clinical proof-of-concept in a cohort of FGFR2-driven intrahepatic cholangiocarcinoma (ICC) resistant to previous FGFR inhibitors.

Our Pipeline

Our Strategy

Our mission is to improve outcomes for patients living with cancer and genetically defined conditions. We are executing on our mission by focusing on advancing our pipeline and building a leading company around FGFR biology. With this strategy, our goal is the discovery, development and commercialization of next-generation precision small molecules against clinically validated targets to treat a wide range of indications currently lacking adequate treatment options.

The elements of our strategy to achieve this goal are to:

1.
Advance our lead product candidate, oral dabogratinib, toward pivotal studies and commercialization in the United States and certain other territories in urothelial cancers and skeletal dysplasia conditions;
2.
Advance our early-stage clinical pipeline and maintain our position as a leader in our focus area of FGFR biology; and
3.
Harness the power of our SNÅP platform to expand our pipeline of next-generation precision medicines for oncology and rare disease indications within FGFR biology and potentially other target areas of interest.

All of our assets have been developed in-house and we retain full development and commercialization rights for our pipeline. We intend to maximize the value of our pipeline by retaining development and commercialization rights to our product candidates, indications and geographies that we believe we can ultimately commercialize successfully on our own if they are approved. We will seek to collaborate on product candidates that we believe have promising utility in disease areas or patient populations that are better served by the resources or specific expertise of larger biopharmaceutical companies.

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

Overcoming First Generation FGFR Inhibitor Liabilities

We have initially leveraged our SNÅP approach to develop novel small molecules designed to overcome the toxicity and resistance liabilities of prior generation pan-FGFR inhibitors. Four FGFR targeted therapies have been approved by the U.S. Food and Drug Administration (FDA) for oncology: erdafitinib for bladder cancer that has spread or cannot be removed by surgery, and pemigatinib, infigratinib and futibatinib for ICC with FGFR2-fusions or gene rearrangements (infigratinib was later withdrawn from the market effective March 31, 2023). These inhibitors have demonstrated clinical responses, however, response rates and duration of response are limited and come with toxicities driven by the inhibition of FGFR receptors 1, 2 and 4. FGFR1 is expressed in kidney cells where it regulates phosphate and calcium reabsorption, and consequently, inhibition of FGFR1 results in hyperphosphatemia. Inhibition of FGFR2 can result in toxicities that significantly impact quality of life, such as skin and nail toxicities (e.g., onycholysis and hand-foot syndrome), stomatitis, and ocular toxicities such as keratitis and blurred vision. Inhibition of FGFR4 disrupts bile acid metabolism and can result in diarrhea and elevated liver enzymes (AST and ALT). Hyperphosphatemia was a dose-limiting toxicity (DLT) of erdafitinib and was reported in over 70% of patients in the Phase 3 clinical trial conducted in mUC. Overall, Phase 3 AEs resulted in 72% dose interruptions, 69% dose reductions, and 14% treatment discontinuations. By way of example, we believe the safety and tolerability profile of erdafitinib is a key limitation to its efficacy, as demonstrated by the dosing instructions to start at a daily 8 mg dose, and only increase to 9 mg if hyperphosphatemia is not observed. A similarly high rate of FGFR-related toxicities has been reported in clinical trials of other non-isoform selective FGFR inhibitors including pemigatinib, infigratinib and futibatinib in pivotal studies for ICC. In addition to being limited by toxicity, patients can develop acquired drug resistance, ultimately resulting in disease progression and discontinuation of therapy.

Our FGFR3 Program for Urothelial Carcinoma

Dabogratinib for LG-UTUC and NMIBC

FGFR3 is a protein receptor expressed on the cell surface that stimulates cellular proliferation upon binding of fibroblast growth factor. Uncontrolled activation of FGFR3 has been implicated in oncogenesis across the spectrum of urothelial carcinoma, and most frequently in the earliest stages of the disease.

Dabogratinib was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4, to minimize side effects resulting from inhibition of these related proteins and achieve greater potency against the FGFR3 driver mutation. Dabogratinib established clinical proof-of-concept in SURF301 in mUC, and is currently being studied in the global Phase 2a/b SURF303 trial in patients with LG-UTUC, as well as the global Phase 2 SURF302 trial in patients with IR NMIBC.

Disease background – urologic cancers

Urothelial carcinoma (UC) is one of the most common malignancies of the genitourinary system. Urothelial carcinoma is classified anatomically, with tumors originating in the ureters and renal pelvis known as upper tract urothelial carcinoma (UTUC) and tumors originating in the lower tract referred to as bladder cancer. Across urothelial carcinoma, tumors are often characterized by histologic grade (low or high) as well as by invasiveness.

UTUC is estimated to account for 5-10% of urothelial cancer cases and is defined as a rare disease. We estimate that approximately 50% of UTUC tumors are diagnosed at the non-invasive stage and that approximately 40% of non-invasive tumors present with low-grade histology.

Lower tract urothelial carcinoma, or bladder cancer, is classified into three broad categories: NMIBC where the cancer is restricted to surface lining of the bladder, muscle invasive bladder cancer (MIBC), which is a cancer that has grown deeper into the bladder wall, and mUC, in which cancer has spread beyond the bladder. NMIBC comprises the largest population of bladder cancer patients, representing 70-75% of cases diagnosed annually in the United States. NMIBC can be categorized as low, intermediate and high risk for recurrence or progression, with a significant proportion categorized as intermediate and high risk.

FGFR3 more commonly drives lower grade and more localized stages of urothelial carcinoma. The incidence of activating FGFR3 mutations is estimated to be between 80-90% in LG-UTUC, 60-80% in IR NMIBC and 10-20% in mUC, making FGFR3 an attractive target for development and particularly in early-stage disease.

In 2022, there were over 740,000 people living with bladder cancer and an estimated 50,000 people living with UTUC in the United States alone. We estimate that in 2025, approximately 185,000 US patients were seeking therapy for first-time treatment or to address a recurrence across LG-UTUC and bladder cancer. Applying FGFR3 alteration incidence to these estimates, we believe that approximately 80,000 FGFR3+ patients, including approximately 3,000 LG-UTUC patients and approximately 35,000 IR NMIBC patients, are addressable across bladder cancer in the United States alone annually.

Potential UTUC and bladder cancer patient populations for our FGFR3 inhibitor

Current LG-UTUC treatment landscape and unmet need

Significant unmet need remains in treating patients with LG-UTUC who are at risk of kidney loss and dialysis. The structure of the upper tract, including ureter length, diameter and orientation, and intra-renal anatomy, present challenges with diagnosis and treatment. Repetitive kidney-sparing surgeries are the favored standard of care, but will miss up to 25% of UTUC tumors due to challenging anatomy and frequent multifocality, and comes with the risks of repeat general anesthesia and intra- and post-operative complications. 35–50% of all low grade UTUC tumors will recur within 3 years, with an even higher rate for large tumors. After one or more recurrences, patients often proceed to radical nephroureterectomy, which can result in chronic dialysis and increased cardiovascular morbidity and mortality.

Jelmyto, a mitomycin hydrogel, is the only non-surgical option approved for renal pelvis tumors 5–15mm in size, based on a 71-patient pivotal Phase 2 trial. Uptake has been limited due to modest efficacy (58% CR and 56% 12-month duration of response (DoR), high rates of local AEs (including 58% ureteric obstruction, 34% urinary tract infection (UTI) and 25% renal dysfunction), challenging administration (ureteral catheter with fluoroscopy or nephrostomy tube) and burdensome preparation (more than 40 steps over 45–60 minutes). A few additional locally-administered product candidates are currently in Phase 2 or 3 development for LG-UTUC.

Current NMIBC treatment landscape and unmet need

NMIBC is one of the most recurrent of all cancers and current standard of care treatment comes with drawbacks. For low grade lesions, Transurethral Resection of Bladder Tumor (TURBT) with or without adjuvant intravesical chemotherapy is the standard of care, whereas high risk lesions should be treated with either adjuvant BCG or radical cystectomy. Repeat TURBT comes with risks and burden to patients, including the need to undergo general anesthesia and potential for AEs such as bladder perforation. Within the first two years of initial standard of care treatment, intermediate risk NMIBC recurrence rates are as high as 40% at two years. Zusduri, an intravesical chemotherapy hydrogel, is the single novel therapy approved for IR NMIBC, with only other intravesical therapies remaining in development.

Phase 2 data for erdafitinib in NMIBC suggest the potential for FGFR inhibitors in this indication. In the final Phase 2 analysis, low dose oral erdafitinib demonstrated an 89% CR rate in IR NMIBC patients and notably, the 12-month DoR for those who remained on study drug was 100%. The safety and tolerability results were generally consistent with that known for erdafitinib, despite using a lower 6 mg daily dose in these studies. TAR-210, an erdafitinib-containing device implanted every three months via the urethra, also demonstrated a 90% CR rate in IR patients and 90% recurrence-free survival (RFS) in high-risk papillary patients as presented at AUA 2024. Johnson & Johnson has initiated a Phase 3 trial for TAR-210 in low grade IR NMIBC patients and has not indicated plans to develop oral erdafitinib further in this setting.

Our solution, oral dabogratinib, in LG-UTUC and NMIBC

We believe an orally administered, highly specific FGFR3-selective inhibitor, with minimal effects from other FGFR-related toxicities, has the potential to be highly efficacious and tolerable and represents a potentially large future market opportunity for patients with LG-UTUC and IR NMIBC.

Designing inhibitors that bind to the ATP-binding site and that can selectively differentiate between FGFR3 and FGFR1 is challenging due to the near-identical amino acid sequence in this site. We utilized the differentiated approach of our SNÅP platform to generate compounds, including oral dabogratinib, that capitalize on subtle conformational differences between FGFR3 and FGFR1 to obtain greater than ten-fold selectivity for FGFR3 versus FGFR1. In comparison, other FGFR inhibitors that are approved or in clinical development such as erdafitinib, pemigatinib, futibatinib and infigratinib, have demonstrated low or no selectivity for FGFR3 over FGFR1 and FGFR2.

Oral dabogratinib clinical data from SURF301 Phase 1 proof-of-concept study

SURF301 was designed as a proof-of-concept clinical study to determine the recommended Phase 2 dose of oral dabogratinib in cancer and skeletal dysplasia conditions. Treatment with oral dabogratinib was evaluated in patients with solid tumors across ten dose levels, ranging from 10 mg-120 mg QD, including 40 mg and 50 mg BID. This study is no longer recruiting new patients.

In October 2024, we reported interim data showing a 50% response rate (5/10) in FGFR3 positive patients who received 90 mg daily of oral dabogratinib, with a 100% disease control rate, and favorable safety results demonstrating infrequent FGFR2 and 1 associated toxicities.

We believe this data suggests that 90 mg QD is the optimal dose for further evaluation in the mUC setting, however, no further development is planned at this time due to our prioritized focus on what we believe are more attractive market opportunities. We expect to publish final Phase 1 results from SURF301 in a future scientific publication.

At 90 mg QD, improved anti-tumor activity and tolerability were observed with oral dabogratinib as compared to erdafitinib

Notably, at dose levels equal to or lower than 60 mg QD, including target dose levels for NMIBC and skeletal conditions, oral dabogratinib exhibited favorable interim safety results as of the data cutoff date. No hyperphosphatemia, ALT or AST increases, discontinuations or dose reductions were reported at doses equal to or below 60 mg QD.

FGFR-related toxicities were infrequent at lower doses

In the PK/PD analysis in 50 patients as of the data cutoff of August 15, 2024, oral dabogratinib plasma concentrations indicated adequate FGFR3 IC90 target coverage at ≥90 mg QD, the half maximal inhibitory concentration (IC50) target coverage at 60 mg QD, with 40 mg QD nearly covering IC50.

Exposure at doses ≥90 mg and ≥60 mg exceeded FGFR3 IC90 and IC50 target coverage, respectively

ctDNA analysis published in 18 FGFR3+ mUC patients with positive ctDNA at baseline show strong target engagement at 90 mg QD and activity at doses of 40 mg and 60 mg QD.

ctDNA changes in FGFR3+ mUC patients show activity at >40 mg

The totality of response, safety, PK/PD and ctDNA data from this study, as well as data from pan-FGFR inhibitors, were leveraged to select lower doses that we believe have the potential to achieve our target product profiles designed to optimize for efficacy and minimal FGFR 1 / 2 / 4 toxicity for in our Phase 2 studies and beyond. These data were presented in a poster at the ASCO Genitourinary Cancer Symposium meeting in February 2026.

Future clinical development plans for oral dabogratinib in LG-UTUC and NMIBC

We believe that the full development potential for oral dabogratinib may cover the entire spectrum of disease in urothelial carcinoma and may represent a large opportunity given the high prevalence of FGFR3 mutations and the potential to treat earlier disease.

In November 2025, we announced that an Investigational New Drug application (IND) was cleared by the FDA to enable SURF303, a global, open-label, multicenter Phase 2a/b clinical study evaluating the efficacy and safety of oral dabogratinib in participants with LG-UTUC. In Part A, up to 25 participants are being randomized initially to treatment with oral dabogratinib at 60 mg QD or treatment with oral dabogratinib at 80 mg QD, respectively. Following a review of available efficacy and safety results within Part A, an additional dosing cohort may be evaluated. The primary endpoint is CR rate within six months in FGFR3+ patients. Secondary endpoints include CR within 6 months in all comers, duration of response, safety and tolerability, and conversion of unresectable to resectable disease. Part B was designed as a potential registrational trial and will recruit up to 100 patients at the recommended Phase 2 dose. The first patient in this study is anticipated to be dosed in 2026.

In August 2025, we announced that the first patient was dosed in SURF302, a global, open-label, multicenter Phase 2 clinical study evaluating the efficacy and safety of oral dabogratinib in participants with FGFR3-altered low-grade, IR NMIBC. Up to 30 participants are being randomized initially to treatment with oral dabogratinib at 50 mg QD or treatment with oral dabogratinib at 60 mg QD, respectively. Following a review of available efficacy and safety results, an additional dosing cohort may be evaluated, if necessary. The primary endpoint is CR rate at three months. Secondary endpoints include time to recurrence, the median duration of response, Recurrence Free Survival (RFS), Progression Free Survival (PFS), safety and tolerability.

Our FGFR3 Program for Skeletal Conditions

Dabogratinib for ACH and Skeletal Conditions

Alterations in FGFR3 are implicated in skeletal conditions due to its role in regulating bone and cartilage formation. We believe that there is a significant opportunity to develop oral dabogratinib to potentially address the long-term complications associated with these skeletal conditions including ACH, hypochondroplasia (HCH), Turner syndrome, Short Stature Homeobox (SHOX) deficiency, other FGFR3-driven genetic syndromes and idiopathic short stature.

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

FGFR3 is implicated in multiple additional skeletal conditions, including HCH, which is most commonly caused by the N540K mutation (approximately 70-80%) in the FGFR3 gene. SHOX is a transcription factor for FGFR3 and deletion of the SHOX gene in Turner syndrome and SHOX deficiency commonly presents with short stature.

Current treatment landscape and unmet need

ACH had been managed primarily through surgical and physical therapy intervention until the accelerated approval of Voxzogo (vosoritide) in 2021. Voxzogo is a daily injected C-natriuretic peptide (CNP) analog, which acts downstream of FGFR3. In a pivotal study, children treated with 15 mg/kg of Voxzogo achieved 5.66 cm/year in AHV, a 1.40 cm improvement over 4.26 cm baseline. Children in the Phase 2 trial treated with 15 mg/kg achieved 5.91 cm/year AHV, 1.87 cm improvement over 4.04 cm baseline. Children treated with 30 mg/kg saw a lower change from baseline, suggesting the CNP pathway activity is potentially dose-limited in FGFR3-driven conditions. Yuviwel (TransCon CNP), a prodrug of CNP administered to children with ACH by injection on a weekly basis, showed similar efficacy in Phase 3 and was approved by the FDA in February 2026. BridgeBio is developing infigratinib, a daily oral, low-dose FGFR1/2/3 inhibitor, which achieved 5.96 cm/yr AHV and a 1.74 cm/yr improvement over 4.22 cm/yr baseline in a Phase 3 study. BridgeBio previously published that adult doses above 0.33 mg/kg are limited by hyperphosphatemia and to date they have not exceeded the 0.25 mg/kg dose in clinical studies for pediatric skeletal conditions. BioMarin disclosed that prolonged treatment with Voxzogo could result in a final adult height improvement of 26 cm or more in ACH, potentially 20 cm (approximately 8 inches) less than average height for adult males without ACH, pointing to remaining unmet need. To reach final average male stature, 2.7 cm/yr AHV improvement would be needed over 17 years, and, to our knowledge, no approved or pipeline product candidates have achieved this to-date.

Our solution, oral dabogratinib, in ACH

By engaging FGFR3 selectively at higher, safe doses, oral dabogratinib may have the potential to meaningfully improve height, health and functional outcomes beyond what can be achieved with current therapies in development for children with ACH, HCH, Turner syndrome, SHOX deficiency, other FGFR3-driven genetic syndromes and idiopathic short stature. Based on the population size and potential addressable unmet need, we believe ACH alone represents a large future market opportunity for oral dabogratinib.

In the Imagine Institute’s FGFR3Y367C/+ preclinical model, oral dabogratinib administered daily at a 1.2 mg/kg dose for 15 days, increased body length in mice by 17.9% compared to the vehicle (p<0.0001) and increased the length of the femur (+22.6%), tibia (+33.0%) and L4-L6 (+23.5%) in mice (p<0.0001). 1.2 mg/kg in mice roughly equates to a 0.5 mg/kg dose in children and a 40 mg dose in adults. Oral dabogratinib also demonstrated increases in long bone length in the Imagine Institute’s HCH mouse model.

Development plans for oral dabogratinib in ACH

In August 2025, we announced that the first child was dosed in BEACH301, a global, Phase 2, multi-center, open-label clinical trial of oral dabogratinib for children ages 3 to 10 with ACH with open growth plates. The primary objective of the study is to assess safety and tolerability in children with ACH and evaluate change from baseline in annualized growth velocity to determine the dose(s) for further development. Secondary objectives include evaluating change from baseline in height z-score, proportionality and PK.

The study is initially enrolling a safety sentinel cohort of 3 or more children, ages 5 to 10, per dose level (0.125, 0.25, 0.375, 0.50 mg/kg). The study is also enrolling children who are treatment-naïve (Cohort 1) and those who have received prior growth-accelerating therapy (Cohort 2) ages 3-10 at multiple sites across the globe. Cohorts 1 and 2 are anticipated to initiate treatment after completion of safety sentinel dose escalation and a six-month observation period, with each cohort expecting to enroll up to 10 participants per dose level.

We have cleared the first two doses in the safety sentinel cohort and are currently dosing children at the third safety sentinel dose level of 0.375 mg/kg and we expect to report initial data from the safety sentinel cohort of the BEACH301 study in the second half of 2026.

In July 2023 and January 2024, the FDA granted orphan drug designation and rare pediatric disease designation to oral dabogratinib, respectively, for the treatment of ACH.

Our FGF19+ Program

TYRA-430 for Hepatocellular Carcinoma

FGF19 is a post-prandial enterohepatic hormone that signals through FGFR4 and its associated co-receptor Beta-Klotho (KLB) to exert its normal cellular functions. In a subset of certain cancers, such as HCC, gastric adenocarcinoma, and squamous esophageal carcinoma, FGF19 is aberrantly expressed due to focal chromosomal amplifications or epigenetic mechanisms, promoting tumor cells to become dependent on the FGFR4/KLB/FGF19 oncogenic axis.

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

In April 2025, we commenced our Phase 1 clinical trial of TYRA-430, SURF431, a multi-center, open label study designed to evaluate the safety, tolerability, and PK of TYRA-430 and determine the optimal dose for further development, the maximum tolerated dose (MTD) and recommended Phase 2 dose (RP2D), as well as evaluate preliminary antitumor activity in advanced HCC and other solid tumors with activating FGF/FGFR pathway aberrations. We believe TYRA-430 has the potential to address a significant unmet need in HCC, where there are no approved biomarker-driven, targeted therapies.

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

In December 2023, we commenced our Phase 1 clinical trial of TYRA-200, SURF201, a multi-center, open label study designed to evaluate the safety, tolerability, and PK of TYRA-200 and determine the optimal dose for further development, the MTD and RP2D, as well as evaluate preliminary antitumor activity. SURF201 is currently enrolling ICC patients with acquired kinase domain mutations. Positive data in this setting, where other FGFR inhibitors have not succeeded, would potentially provide confidence in our belief that addressing acquired resistance may prolong the duration of responses, and ultimately PFS, in the FGFR-naive setting.

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, expertise in manufacturing, research and development, pre-clinical activities and clinical trial conduct. Additionally, many of our competitors are commercial-stage entities with experience in obtaining regulatory approvals and reimbursement for marketed approved products. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with larger and/or established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

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

For oral dabogratinib in LG-UTUC, the only agent commercially available is Urogen’s Jelmyto, a hydrogel reformulation of mitomycin C, which was approved in April of 2020. Additional agents in Phase 2 or 3 development include Steba Biotech’s TOOKAD Vascular Photodynamic Therapy, Ferring’s nadofaragene firadenovec and Sustained Therapeutics’ ST-02.

For oral dabogratinib in IR NMIBC, the only agent commercially available beyond intravesical BCG or chemotherapy is Urogen’s Zusduri, a hydrogel reformulation of mitomycin C, which was approved in June of 2025. Additional agents in Phase 3 development include Janssen Pharmaceutical’s TAR-210, CG Oncology’s crestostimogene grenadenorepvec and Ferring’s nadofaragene firadenovec.

For oral dabogratinib in ACH, BioMarin’s Voxzogo and Ascendis’ Yuviwel (TransCon CNP) are approved for children of any age with open growth plates. BridgeBio’s infigratinib has published topline Phase 3 results. Ascendis published Phase 2 data on TransCon CNP and TransCon Human Growth Hormone and BioMarin is studying BMN-333, a long-acting CNP in Phase 1 development.

For oral dabogratinib in HCH, BioMarin’s vosoritide is in Phase 3 development, BridgeBio’s infigratinib has initiated a Phase 2/3 study and Ascendis has disclosed plans to initiate a clinical study. BioMarin has also initiated a Phase 2 basket trial for vosoritide in children with Turner syndrome, SHOX Deficiency and Noonan Syndrome without sufficient response to human growth hormone, in addition to a Phase 2 study for children with idiopathic short stature.

For TYRA-430 in HCC, several multi-kinase inhibitors have been approved for the treatment of HCC, but there are currently no approved targeted therapies, including FGFR4-specific inhibitors. In the late line setting, approved, non-targeted treatment options include Bayer’s Stivarga, Exelixis’ Cabometyx, Eli Lilly’s Cyramza,

Merck’s Keytruda and BMS’ Opdivo combined with Yervoy. There are a number of FGFR4 clinical stage programs, with most of the development focused in China, including CStone Pharmaceuticals and Blueprint Medicine’s BLU-554 (fisogatinib), Everest Medicine’s FGF401 and Abbisko Therapeutics’ ABSK-011.

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

We are building a patent portfolio and have substantial confidential know-how relating to our product candidates and SNÅP platform. As of March 1, 2026, our intellectual property portfolio consists of three granted U.S. patents, 11 pending U.S. provisional applications, 10 pending U.S. nonprovisional applications, 100 pending foreign patent applications, five granted foreign patents and 15 patent applications pursuant to the Patent Cooperation Treaty (PCT), all of which are solely owned by us. We do not license any material patent rights from any third party. Collectively, our patent rights relate to various aspects of our product candidates.

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

Intellectual Property Relating to Our FGFR3 Program

With regard to our FGFR3 product candidates, as of March 1, 2026, we own three pending U.S. provisional applications, four pending U.S. nonprovisional applications, three granted U.S. patent, 10 pending PCT patent applications, 53 pending foreign applications and four granted foreign patents. These patent rights relate to the FGFR3 product candidates’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases, using our FGFR3 product candidates. Specifically, we have two granted U.S. patents, four granted foreign patents and 28 pending foreign patent applications directed to the composition matter of our leading candidate in the FGFR3 program. We expect any patents issued from these applications to expire between 2040 and 2046 without accounting for any patent term adjustment or extension that may be available.

Intellectual Property Relating to Our FGFR2 Program

With regard to our FGFR2 program, as of March 1, 2026, we own three pending U.S. provisional applications, two pending U.S. nonprovisional applications, one pending PCT patent application, one granted foreign patent and 16 pending foreign applications. These patent rights relate to the FGFR2 program’s compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. Specifically, we have one pending U.S. nonprovisional and 15 pending foreign patent applications directed to the composition matter of our leading candidate in the FGFR2 program. We expect any patents issued from these applications to expire between 2040 and 2046 without accounting for any patent term extension that may be available.

Intellectual Property Relating to Other Programs

With regard to our other programs, including the FGFR4 program, as of March 1, 2026, we own five pending U.S. provisional patent applications, four pending U.S. nonprovisional applications, four pending PCT patent applications and 32 pending foreign applications. These patent rights relate to these other programs’ compositions of matter, formulations containing them, methods of manufacturing, and methods of treating diseases. We expect any patents issued from these applications to expire between 2042 and 2046 without accounting for any patent term extension that may be available.

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

We have filed applications for trademark registrations in connection with our product candidates in various jurisdictions, including the United States. We have filed for trademark protection of the TYRA, TYRA BIOSCIENCES and HEALTH BEYOND HEIGHT marks with the United States Patent and Trademark Office and certain foreign patent and trademark organizations. We have registered trademarks in the United States and other jurisdictions.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (the FDCA) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s Good Laboratory Practice (GLP) requirements and other applicable regulations;
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

If a product that has orphan drug designation subsequently receives the first FDA approval for the drug and disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, to market the same drug for the approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved indication or use of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same indication or use, or the same drug for a different indication or use. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity in the relevant indication or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the rare disease or condition.

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

For purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare diseases or conditions within the meaning of the Orphan Drug Act. Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2029. Consequently, unless Congress reauthorizes the program, the sponsor of the marketing application for a drug that receives Rare Pediatric Disease Designation will only be eligible to receive a voucher if the FDA grants the designation on or before September 30, 2029.

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

The PMA process is more demanding than the 510(k) premarket notification process, and can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation (QMSR), which imposes elaborate testing, control, documentation and other quality assurance requirements.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QMSR, which currently cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

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

Moreover, as a condition of participating in, and having products covered under, certain federal healthcare programs, such as Medicare and Medicaid, if we market a product that is approved, we may become subject to federal laws and regulations that require pharmaceutical manufacturers to calculate and report certain pricing metrics to the government, including the Average Manufacturer Price (AMP) and Best Price under the Medicaid Drug Rebate Program, the Medicare Average Sales Price, the 340B Ceiling Price, and Non-Federal AMP reported to the Department of Veteran Affairs, and with respect to Medicaid, pay statutory rebates on utilization of manufacturers’ products by Medicaid beneficiaries. Compliance with these laws and regulations will require significant resources and may have a material adverse effect on our revenues.

U.S. Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, the Affordable Care Act (ACA) was enacted in the United States in 2010. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, reduced Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect until 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This has resulted in several Congressional inquiries and proposed and enacted federal and state regulations designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. The Inflation Reduction Act of 2022 (IRA) was enacted in 2022. The IRA marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The Centers for Medicare & Medicaid Services has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

Human Capital

As of February 25, 2026, we had 87 full-time employees, including a total of 21 employees with M.D. or Ph.D. degrees. Of these full-time employees, 67 employees are engaged in research and development.

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
•
We rely on third parties for the manufacture of our product candidates for preclinical and clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

We have incurred significant operating losses since our inception. Our net losses were $119.9 million and $86.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $371.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Dabogratinib (formerly TYRA-300), TYRA-430, TYRA-200 and any of our other product candidates will require substantial additional development time and resources before we are able to apply for, or receive, marketing approval and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, and seek marketing approval for, and potentially commercialize any of our product candidates and as we seek to discover, develop and market additional potential product candidates.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations through at least 2027. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially additional collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in May 2025, we entered into a Sales Agreement (the Sales Agreement) with TD Securities (USA) LLC (the Agent), pursuant to which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150 million in “at the market” offerings through or to the Agent, as sales agent or principal. However, there can be no assurance that the Agent will be successful in consummating any future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Agent at any time upon specified notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

The value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our commercial money market account portfolio and instability in the global financial markets that reduces the liquidity of securities included in our portfolio. In addition, in the past, the closure of financial institutions and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may impair our ability to access capital needed to support near-term working capital needs, whether from our existing investment and deposit accounts and credit facilities or otherwise, and may lead to market-wide liquidity shortages and create additional market and economic uncertainty. Furthermore, from time to time recession and inflation concerns have adversely affected and may in the future adversely affect the financial markets in some or all countries worldwide. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments, the value of our investments may nevertheless decline, and our ability to fund our near-term and long-term working capital needs to support our business and clinical development plans may be adversely affected. In addition, any decline in available funding or access to our cash and liquidity resources could also result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.

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

We are in the early stages of our clinical development efforts. All of our development programs are either in clinical development or the preclinical or drug discovery stage. We have invested substantially all of our efforts to date in developing our proprietary SNÅP platform, developing dabogratinib, TYRA-430 and TYRA-200, identifying other potential product candidates and conducting preclinical studies and clinical trials. We are relatively early in our clinical trials of our product candidates and will need to progress our other development programs through additional preclinical studies to enable us to submit INDs with the FDA and receive allowance from the FDA to proceed with initiating their clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We are relatively early in our development efforts for our product candidates and we will need to successfully complete our ongoing and planned clinical trials and later-stage and pivotal clinical trials, in order to obtain marketing authorization from the FDA or comparable foreign regulatory authorities to market our product candidates, as well as complete IND-enabling studies for our development programs in the preclinical or discovery stage. Carrying out clinical trials and the submission of a successful NDA is a complicated process. As an organization, while we have commenced clinical trials for certain of our product candidates, we have not previously completed any clinical trials, have limited experience as a company in preparing and submitting marketing applications and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many clinical trials of dabogratinib, TYRA-430, TYRA-200 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our ongoing or planned clinical trials, could prevent us from, or delay us in submitting NDAs for, and commercializing our product candidates.

Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. Our product candidates may not have favorable results in clinical trials, if any, or receive marketing approval on a timely basis, if at all.

Clinical and preclinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials or preclinical studies will be conducted as planned or completed on schedule, if at all, and delay or failure can occur at any time during the preclinical study or clinical trial process, including due to factors that are beyond our control. Further, we may not be able to meet expected timeframes for data readouts. Despite promising preclinical or clinical results, any biopharmaceutical company’s product candidate can unexpectedly fail at any stage of preclinical or clinical development, and regulators, such as the FDA or comparable foreign regulatory authorities, may not accept the results as demonstrating the product candidate’s safety and efficacy. The historical failure rate for product candidates in our industry is high.

The results from preclinical studies or clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim, topline, or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain preclinical studies of our product candidates , we do not know whether our current product candidates or other potential product candidates will perform in current or future clinical trials as they have performed in these prior studies. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our current or future clinical trials in humans. In addition, while we have previously reported interim results from our ongoing clinical trials and may do so in the future, such results are not necessarily indicative of final results or results from future trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. If unexpected observations or toxicities are observed in our ongoing or planned trials, or in IND-enabling studies for any future product candidates, such results could delay and possibly prevent or limit clinical trials for our product candidates. Moreover, preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the biopharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols, whether due to lack of training or otherwise, and we may fail to detect any such deviations in a timely manner; patients may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial. There can be no assurance that we will not suffer similar setbacks despite the data we observed in earlier or ongoing studies. Based upon negative or inconclusive results, we or any future collaborator may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials, which would cause us to incur additional operating expenses and delays and may not be sufficient to support regulatory approval on a timely basis or at all.

For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. In addition, any safety concerns observed in any one of our clinical trials in our targeted indications could impair the development, marketing approval or commercial prospects of our product candidates in those and other targeted indications, such as dabogratinib for oncology and ACH, which could have a material adverse effect on our business, financial condition and results of operations.

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

The discovery and development of targeted therapeutics for patients with genomically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Although we believe, based on our preclinical work in oncology, that the genomic alterations targeted by our programs are oncogenic drivers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. In addition, even if our approach is successful in showing clinical benefit for acquired resistance mutation-driven cancers for our dabogratinib, TYRA-430 or TYRA-200 product candidates, we may never successfully identify additional oncogenic alterations for other receptor tyrosine kinases using our SNÅP platform, or succeed in identifying additional product candidates to address such alterations. Any product candidates we do discover and advance based on scientific approach may be later shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. Therefore, we do not know if our approach of discovering and developing product candidates to treat patients with genomically defined cancers will be successful, and if our approach is unsuccessful, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operation.

Any difficulties or delays in the commencement or completion, or termination or suspension, of our clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.

Before we can initiate clinical trials for our product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory filing required for regulatory allowance before proceeding with clinical development. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory filing, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing or planned clinical trials for dabogratinib, TYRA-430, TYRA-200 or any other product candidate, could significantly affect our product development timelines and development costs.

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

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations or the availability of other therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting patients, conducting clinical trials and obtaining marketing approval of our product candidates may be delayed. Additionally, because some of our initial clinical trials in oncology will be in patients with relapsed/refractory cancer, these patients are typically in the late stages of their disease and may experience disease progression independent from our product candidates, making them unevaluable for purposes of the clinical trial and requiring additional patient enrollment. Our inability to enroll a sufficient number of patients for any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.

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

Indeed, approval, certification or clearance of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU, where it continues to undergo legislative changes. On May 25, 2017, the new In Vitro Medical Devices Regulation (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable, i.e., without the need for adoption of EU member states laws implementing them, in all EU member states and are intended to eliminate current differences in the regulation of medical devices among EU member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applies since May 26, 2022, but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

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

We have received orphan drug designation from the FDA for dabogratinib for the treatment of ACH, and we may seek additional orphan drug designations in the United States and/or the EU for dabogratinib and our other product candidates in qualified patient populations. There can be no assurance that the FDA or European Commission will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same product for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity in the relevant indication or use, or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a drug no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same indications or uses within the same disease or condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authorities can subsequently approve the same drug for the same disease or condition if such regulatory authority concludes that the later drug is clinically superior within the relevant indication because it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs containing a different active ingredient for the same or similar indication or use within the relevant disease or condition. In addition, if a subsequent drug is approved for marketing for the same or a similar indication or use as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have obtained a rare pediatric disease designation for dabogratinib for the treatment of ACH, however, there is no guarantee that any FDA approval of dabogratinib will result in issuance of a priority review voucher.

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

We have obtained a RPD designation for dabogratinib for the treatment of ACH, however, there is no guarantee that we will be able to obtain a priority review voucher, even if dabogratinib is approved by the FDA for use in ACH patients. For example, the FDA may determine that an NDA, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

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

Moreover, Congress included a sunset provision in the statute authorizing the RPD priority review voucher program. Under the current statutory sunset provisions, provided the eligibility criteria are otherwise met, the FDA may only award a voucher for an approved RPD product application if the sponsor has RPD designation for the product candidate and the product candidate is approved by September 30, 2029. After September 30, 2029, the FDA may not award a voucher, regardless of an existing designation.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022 provided the FDA further statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted. In December 2024, the FDA further issued draft guidance for industry regarding the accelerated approval of drugs and biologics, which among other things, set forth the FDA’s current expectations for accelerated approval endpoints and confirmatory trials as well as the process for withdrawing accelerated approval and in January 2025, the FDA issued draft guidance intended to clarify when a confirmatory trial may be considered underway. The FDA may continue to develop guidance or otherwise change its policies with respect to the accelerated approval pathway that may make it more difficult to seek accelerated approval of any of our product candidates.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory activities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s and comparable foreign regulatory activities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and comparable foreign regulatory activities’ ability to perform routine functions. Average review times at the FDA and comparable foreign regulatory activities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and comparable foreign regulatory activities may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties for the manufacture of our product candidates for preclinical and clinical development. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities and have no plans to develop our own clinical or commercial-scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates pursuant to inspections that will be conducted after we submit an NDA to the FDA or any comparable filing to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP or similar foreign requirements for manufacture of products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance, qualified personnel, and accurate and complete recordkeeping. If the FDA or comparable foreign regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us or the third-party manufacturers, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

In addition, we currently and may in the future rely on contract manufacturers in China. Such foreign contract manufacturers may be subject to U.S. legislation, sanctions, tariffs, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to materially restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

Adequate coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Moreover, we are initially developing dabogratinib for the treatment of pediatric ACH, NMIBC and LG-UTUC, TYRA-430 for advanced HCC and other solid tumors with activating FGF/FGFR pathway aberrations, and TYRA-200 for FGFR2-driven ICC resistant to previous FGFR inhibitors. Some of these indications target a small patient population. In order for products that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such products must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate with a smaller patient population that accounts for the smaller potential market size. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

We expect to face competition from existing products and products in development for each of our product candidates. There are three currently marketed pan-FGFR inhibitors: Incyte Corporation’s Pemazyre (pemigatinib), Taiho’s Lytgobi (futibatinib) approved in FGFR2 gene rearrangements in cholangiocarcinoma, and Janssen Biotech, Inc.’s Balversa (erdafitinib), approved in specific FGFR3 gene alterations. There are a number of other isoform-specific FGFR inhibitors such as Elevar Therapeutics’ and Relay Therapeutics, Inc.’s lirafugratinib (RLY-4008), Cogent Biosciences’ CGT4859, TransThera’s tinengotinib and Lilly’s Loxo Oncology’s isoform-selective FGFR3 inhibitor compound, LOXO-435 (LOX-24350). There are currently no approved FGFR4 inhibitors, but there remain a number of FGFR4 programs in clinical development in China, including Abbisko’s ABSK011. BioMarin Pharmaceutical’s Voxzogo, a once daily injectable C-natriuretic peptide (CNP) analog and Ascendis’ CNP pro-drug (TransCon CNP) are approved in the United States for children with ACH. There are a number of other experimental therapies in development for ACH, including QED Therapeutics’ low dose pan-FGFR inhibitor (infigratinib).

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

The precise incidence and prevalence for all the diseases or conditions we aim to address with our product candidates are unknown. Our projections of both the number of people who have these diseases or conditions, as well as the subset of people with these diseases or conditions who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these indications. The total addressable market across all of our product candidates will ultimately depend upon, among other things, the diagnosis criteria included in the final label for each of our product candidates which receives marketing approval for these indications, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for our product candidates, because some of our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

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

As of February 25, 2026, we had 87 full-time employees , including 67 employees engaged in research and development. In order to successfully implement our development and commercialization plans and strategies, we expect to need to continue to add significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

In addition, certain state laws and regulations govern the privacy, processing and security of health-related and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, we are subject to the European Union General Data Protection Regulation, (EU GDPR) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the UK GDPR) (the EU GDPR and UK GDPR together referred to as the GDPR). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million / £17.5 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

For example, the Affordable Care Act (ACA) was enacted in the United States in 2010. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded the entities eligible for discounts under the 340B drug pricing program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, reduced Medicare payments to providers, which went into effect on April 1, 2013 and will remain in effect until 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The Inflation Reduction Act of 2022 (IRA) was enacted in 2022. The IRA marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). The Centers for Medicare & Medicaid Services has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. The Centers for Medicare & Medicaid Services has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined but is likely to be significant.

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the United States that is based on drug prices outside the United States would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our product candidates, if approved. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, which may become more stringent over time. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions or liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

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

In the ordinary course of business, we collect, store, transmit and otherwise process large amounts of confidential information including, without limitation, intellectual property, proprietary business information, preclinical and clinical trial data, health-related information and personal information (collectively, Confidential

Information). We face evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and Confidential Information. Despite the implementation of security measures, our information technology systems (including infrastructure) and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack, damage or interruption from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, including computer viruses and malware (e.g. ransomware), malicious code, denial-of-service attacks, cyberattacks or cyber-intrusions over the Internet, phishing and other social engineering attacks, misconfigurations, “bugs” or other vulnerabilities, fraud, unauthorized access or use, natural disasters, terrorism, war, and telecommunication and electrical failures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper or accidental actions by employees, vendors and other third parties with otherwise legitimate access to our systems. Third parties may also attempt to fraudulently induce our employees and contractors into disclosing sensitive information such as usernames, passwords or other information, or otherwise compromise the security of our electronic systems, networks, and/ or physical facilities in order to gain access to our data.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, Confidential Information or business. Given the unpredictability of the timing, nature and scope of information technology disruptions, there can be no assurance that our or our third-party partners’ and service providers’ cybersecurity risk management programs and processes, including any related policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and Confidential Information. The latency of a cyberattack is often measured in months, but could be years, and we may not be able to detect such a compromise in a timely manner. New techniques may not be identified until they are launched against a target, and we may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures, resulting in potential data loss or other damage to our information technology systems.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our or our third party service provider’s operations or result in the unauthorized disclosure of or access to Confidential Information (violating certain privacy laws such as the GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals, governmental authorities, supervisory bodies, the media and other parties of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Also, due to the continued hybrid working environment, many of our employees are working remotely. As a result, we may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls to reduce the risk of a cyber security or data security breach, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely. Furthermore, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

Any security breach or other incident, whether real or perceived, could impact our reputation, impact the availability, integrity or confidentiality of our data, result in legal claims or proceedings (such as class actions), harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any real or perceived disruption or security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants) or were to result in a loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of Confidential Information, or damage to, our data or applications, or inappropriate disclosure of Confidential Information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant incident response, system restoration or remediation and future compliance costs, as well as significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate net operating losses (NOLs), such NOLs will carry forward and, subject to limitations, offset future taxable income, if any, until such unused NOL carryforwards expire (if subject to expiration). At December 31, 2025, we had U.S. federal and state NOL carryforwards of approximately $188.7 million and $67.3 million, respectively.

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

In addition, a Unitary Patent and Unified Patent Court (UPC) system was implemented in Europe on June 1, 2023, which has become a common forum for challenging patents in the pharmaceutical space. This new regime may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents and applications. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, there could be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the U.S. Department of Government Efficiency or other executive actions to reduce the size of the U.S. government.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Since March 2013, under the Leahy-Smith America Invents Act (the America Invents Act) enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patent applications. There remains many subsisting issued patents and some pending patent applications in the U.S. that were filed prior to enactment of the America Invents Act, and are therefore subject to the pre-America Invents Act U.S. patent laws, which may have relevance to our freedom-to-operate or ability to obtain patent issuances.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are commercializing or plan to commercialize our product candidates and in which we are developing other proprietary technologies. As the biopharmaceutical and biotechnology industries expand and more patents are issued, the risk increases that our product candidates and commercializing activities may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert as infringed by us. It is also possible that patents owned by third parties of which we are aware, but which we do not believe we infringe or that we believe we have valid defenses to any claims of patent infringement, could be found to be infringed by us. It is not unusual that corresponding patents issued in different countries have different scopes of coverage, such that in one country a third-party patent does not pose a material risk, but in another country, the corresponding third-party patent may pose a material risk to our planned products. As such, patents owned by third parties of which we are aware are monitored in the relevant pharmaceutical markets. In addition, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be currently pending patent applications that may later result in issued patents that we may infringe.

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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary component and process rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to obtain marketing authorization of companion diagnostic test or tests for use with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. For example, we are working with diagnostic companies to develop and utilize companion diagnostic tests to aid in identifying appropriate patients in our SURF302 Phase 2 clinical trial, and we will need to engage additional diagnostic partners across all our oncology programs to identify appropriate patients for study inclusion. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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
•
regulatory or legal developments in the United States and foreign countries;
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
•
variations in our financial results or those of companies that are perceived to be similar to us, or fluctuations in the valuation of such other companies;
•
market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•
trading volume of our common stock;
•
an inability to obtain additional funding;
•
sales of our stock by insiders and stockholders;
•
the impact of any natural disasters or public health emergencies;
•
general economic, industry, geopolitical and market conditions, events or factors, many of which are beyond our control, including war and terrorism, inflation and interest rate changes and financial institution instability;
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

An active, liquid trading market for our common stock may not be maintained.

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

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own a significant amount of our outstanding common stock. Furthermore, certain of our current directors were appointed by our principal stockholders. As a result, such persons or their appointees to our board of directors, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, any future debt agreements may preclude us from paying dividends. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements and “pay versus performance” disclosure requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, changes in the political environment and the level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, CROs, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. We are also subject to other U.S. laws and regulations governing export controls, as well as economic sanctions and embargoes on certain countries and persons. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Our information technology systems, or those of any of our CROs, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs, harm our reputation, significant fines, penalties and liability and loss of customers or sales.”

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

The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors may also periodically receive briefings from management on our cyber risk management program. Board members may receive presentations on cybersecurity topics from our Chief Financial Officer (CFO), internal security staff or external experts as part of the board of director’s continuing education on topics that impact public companies. Our IT Senior Director, is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our IT Senior Director has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our IT Senior Director has over 25 years of IT and cybersecurity experience.

Our IT Senior Director takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.

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

For additional information, see Note 9, Leases, to the financial statements included in this Annual Report.

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

Holders of Common Stock

As of February 25, 2026, there were approximately 21 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Overview

We are a clinical-stage biotechnology company focused on developing next-generation precision medicines for large opportunities in targeted oncology and genetically defined conditions, harnessing the power of Fibroblast Growth Factor Receptor (FGFR) biology.

Our in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help us design and predict which product candidates may demonstrate the highest potency, selectivity and tolerability in the clinic. Through this approach, we have built a wholly-owned pipeline of oral small molecule product candidates focused on targets that have previously been considered difficult-to-drug.

Our FGFR3 Programs—oral dabogratinib (formerly TYRA-300) for Urothelial Cancers and Skeletal Dysplasia

Alterations in the protein receptor FGFR3 are a validated driver in multiple indications with large market opportunities: urothelial cancers and skeletal dysplasia conditions. In urothelial cancer, uncontrolled activation of FGFR3 on the cell surface stimulates cellular proliferation. In skeletal dysplasia conditions, increased activity of FGFR3 expressed in growth plate chondrocytes (cartilage cells) results in excessive limitation of long bone growth.

Our lead program, oral dabogratinib, was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds and potentially addressing key unmet needs across both urothelial cancers and skeletal dysplasia conditions. To date, oral dabogratinib has been administered to over 100 participants across multiple clinical studies.

We demonstrated initial clinical proof-of-concept results with oral dabogratinib in the SURF301 study, a Phase 1 proof-of-concept study in metastatic urothelial carcinoma (mUC). Oral dabogratinib demonstrated encouraging anti-tumor activity and was generally well-tolerated, with infrequent FGFR2- and FGFR1-associated toxicities. Response, safety, pharmacokinetics (PK) / pharmacodynamics (PD) and circulating tumor DNA (ctDNA) data from this study were leveraged to select doses that have the potential to achieve our target product profile for efficacy and safety in our Phase 2 trials and beyond.

We are currently advancing oral dabogratinib in three Phase 2 trials for three outsized market indications: SURF303, evaluating the treatment of low-grade upper tract urothelial carcinoma (LG-UTUC); SURF302, evaluating the treatment of intermediate risk non-muscle invasive bladder cancer (IR NMIBC); and BEACH301, evaluating the treatment of achondroplasia (ACH) in children. If we are successful with these Phase 2 studies, we expect to advance oral dabogratinib toward three potential registrational trials in LG-UTUC, IR NMIBC and ACH. We are calling this approach our “dabogratinib 3x3” strategy.

SURF303 for LG-UTUC: This open-label Phase 2a/b clinical trial was designed as a potential registrational trial to evaluate the efficacy and safety of oral dabogratinib at doses of 60 mg and 80 mg once daily (QD) in participants with FGFR3-altered low-grade upper tract urothelial carcinoma, where approximately 85% of tumors are driven by FGFR3. Study startup is ongoing and the first patient in this study is anticipated to be dosed in 2026.

SURF302 for IR NMIBC: This open-label Phase 2 clinical trial is evaluating the efficacy and safety of oral dabogratinib at 50 mg and 60 mg QD in participants with FGFR3-altered low-grade IR NMIBC, where approximately 70% of tumors are driven by FGFR3. We anticipate reporting initial three-month CR data from approximately 10-20 patients per cohort from this study by the end of the first half of 2026.

BEACH301 for ACH: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating oral dabogratinib at lower doses (0.125, 0.25, 0.375, 0.50 mg/kg), as compared to the oncology studies, in children ages 3 to 10 with ACH with open growth plates, where approximately 99% of cases are driven by FGFR3. The study is enrolling a safety sentinel cohort of 3 or more participants per dose level in children ages 5 to 10, and a natural history run-in for cohorts 1 and 2 with children ages 3 to 10. Initial results from the safety sentinel cohort, including 6-month average height velocity (AHV) results and interim safety, are on-track and expected to be reported in the second half of 2026.

Our Other Programs

TYRA-430 was designed to be biased for FGFR4 and FGFR3 over the FGFR1 and FGFR2 isoforms specifically to address the FGF19 signaling pathway, while also potentially limiting side effects due to inhibition of FGFR1 and FGFR2, as well as to address acquired resistance mutations that have limited the efficacy of previous FGFR4-specific inhibitors. TYRA-430 is currently being evaluated in SURF431, a global, Phase 1, multicenter, open-label trial, with a focus on achieving clinical proof-of-concept in a cohort of patients with FGF19+ hepatocellular carcinoma (HCC).

TYRA-200 is an FGFR1/2/3 inhibitor designed to be active against nearly all of the clinically identified acquired resistant mutations that arise during treatment with pan-FGFR inhibitors, which we believe is necessary to address the problem of disease progression due to polyclonal resistance. TYRA-200 is currently being evaluated in SURF201, a global, Phase 1, multicenter, open-label trial, with a focus on achieving clinical proof-of-concept in a cohort of FGFR2-driven intrahepatic cholangiocarcinoma (ICC) resistant to previous FGFR inhibitors.

Financial Overview

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock and the issuance of common stock and pre-funded common stock warrants through a private placement. Our net losses for the years ended December 31, 2025 and 2024 were $119.9 million and $86.5 million, respectively. As of December 31, 2025, we had an accumulated deficit of $371.3 million. As of December 31, 2025, we had cash, cash equivalents, and marketable securities of $256.0 million.

We have incurred significant operating losses since inception. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, other research and development activities and capital expenditures. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future if and as we continue to develop and conduct clinical trials for our product candidates, continue our research and development activities for future product candidates, expand our clinical and regulatory capabilities, add operational and management information systems and hire additional personnel, expand and protect our intellectual property, establish marketing, sales, distribution and other commercialization capabilities if we obtain approval for any of our product candidates and incur additional costs associated with operating as a public company.

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditures through at least 2027. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

•
internal costs, including:
o
employee-related expenses, including salaries, related benefits, recruiting costs, travel and share-based compensation expenses for employees engaged in research and development functions;
o
the costs of laboratory supplies and acquiring, developing and manufacturing preclinical study materials; and
o
facilities, depreciation and other indirect expenses, which include allocated expenses for rent and maintenance of facilities and supplies.

We expense research and development expenses in the periods in which they are incurred. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We track external expenses on a development program and other program-specific basis. However, we do not track internal costs, such as personnel-related expenses, stock-based compensation expense, facility-related costs and supplies and certain external consultant costs on a program-specific basis because these costs are deployed across multiple programs under development.

Research and development activities are central to our business model. There are numerous factors associated with the successful development of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. In addition, future regulatory factors beyond our control may impact our clinical development programs. Product candidates in later stages of development generally have higher development costs than those in earlier stages of development. As a result, we expect that our research and development expenses will increase substantially over the next several years as we advance our product candidates into later phases of clinical trials or through preclinical studies into and through clinical trials, continue to discover and develop additional product candidates and expand our pipeline, maintain, expand, protect and enforce our intellectual property portfolio and hire additional personnel.

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
•
geopolitical instability, including war and terrorism;
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

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$102,928	$80,077	$22,851
General and administrative	29,834	24,100	5,734
Total operating expenses	132,762	104,177	28,585
Loss from operations	(132,762)	(104,177)	(28,585)
Other income:
Interest and other income, net	12,815	17,696	(4,881)
Total other income	12,815	17,696	(4,881)
Net loss	$(119,947)	$(86,481)	$(33,466)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	Change
External research and development expenses by program:
Dabogratinib (TYRA-300ACH)	$13,379	$7,718	$5,661
Dabogratinib (TYRA-300NMIBC)	8,244	122	8,122
Dabogratinib (TYRA-300UTUC)	2,440	—	2,440
Dabogratinib (TYRA-300mUC)	9,590	14,319	(4,729)
TYRA-430	9,055	5,677	3,378
TYRA-200	4,308	4,969	(661)
FGFR discovery	10,967	8,199	2,768
Other development programs	2,623	2,537	86
Unallocated research and development expenses:
Personnel costs	36,218	30,423	5,795
Facilities and other costs	6,104	6,113	(9)
Total research and development expenses	$102,928	$80,077	$22,851

Research and development expenses were $102.9 million and $80.1 million for the years ended December 31, 2025 and 2024, respectively. The increase of $22.8 million was primarily driven by:

•
a $17.0 million increase in external costs, including an $11.5 million increase related to development activities for oral dabogratinib, reflecting ongoing BEACH301 and SURF302 clinical trials and start-up costs for SURF303, as well as a $3.4 million increase in development expenditures for SURF431; and
•
an increase of $5.8 million in compensation and other personnel expenses.

General and Administrative Expenses

General and administrative expenses were $29.8 million and $24.1 million for the years ended December 31, 2025 and 2024, respectively. The increase of $5.7 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $3.7 million, driven by headcount growth.

Other Income

Other income was $12.8 million and $17.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $4.9 million was due to lower interest rates and reduced balances in cash, cash equivalents and marketable securities.

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

On May 8, 2025, we entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the 2025 Sales Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in “at the market” offerings through the 2025 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the 2025 Sales Agent. The 2025 Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sales Agreement. As of December 31, 2025, we had not sold any shares under the 2025 Sales Agreement.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(95,142)	$(69,774)	$(25,368)
Investing activities	72,463	(98,403)	170,866
Financing activities	8,100	202,137	(194,037)
Net increase (decrease) in cash and cash equivalents	$(14,579)	$33,960	$(48,539)

Operating Activities

The increase of $25.4 million in net cash used in operating activities for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to an increase of $33.5 million in net loss and a decrease in net changes in operating assets and liabilities of $0.9 million, offset by an increase of $5.2 million in non-cash stock-based compensation expense and a decrease of $3.8 million in non-cash net accretion on marketable securities.

Investing Activities

The increase of $170.9 million in net cash provided by investing activities for the year ended December 31, 2025, compared to the same period in 2024, was driven by a reduction in purchases of marketable securities of $162.4 million, a $8.0 million increase in maturities of marketable securities, and a $0.5 million decrease in capital expenditures for property and equipment.

Financing Activities

The decrease of $194.0 million in net cash provided by financing activities for the year ended December 31, 2025, compared to the same period in 2024, was primarily due to the $199.6 million in net proceeds from the 2024 Private Placement received during the year ended December 31, 2024. This decrease was partially offset by an increase of $5.6 million in proceeds from issuances of common stock under benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to meet our anticipated operating expenses and capital expenditures through at least 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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
•
costs associated with any products or technologies that we may in-license or acquire; and
•
delays or issues with any of the above, including that the risk of each may be exacerbated by tariffs or trade policies, any future pandemics or epidemic diseases, potential geopolitical instability, war, terrorism, inflation or rising interest rates.

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

We lease our corporate office and laboratory space in Carlsbad, California. As of December 31, 2025, total future aggregate operating lease commitments were $7.8 million, with approximately $0.9 million due in 2026, and the remaining due in periods from 2027 through 2033. These obligations are further described in Note 9 to our audited financial statements.

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

The Company has entered into various research and development contracts with clinical research organizations, clinical manufacturing organizations, clinical sites and other vendors and consultants. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and payments made in advance of or after the performance are reflected in the accompanying balance sheets as prepaid expenses or accrued liabilities, respectively. The Company records accruals for estimated costs incurred for ongoing research and development activities. When evaluating the adequacy of the accrued liabilities, the Company analyzes the progress of the services, including the phase or completion of events, invoices received and contracted costs. The Company holds discussions with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. Significant judgments and estimates may be made in determining the status and timing of services performed, and actual results could differ from the Company’s estimates. Nonrefundable advance payments for goods and services, including fees for process development, are deferred and recognized as expenses in the period that the related goods are consumed or services are performed.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk based on changes in interest rates. Our cash, cash equivalents and marketable securities were $256.0 million as of December 31, 2025 and consisted of cash, money market funds and securities issued by the U.S. government and its agencies. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our portfolio. However, declines in interest rates would reduce future interest income and cash flow. A hypothetical 10% relative change in interest rates during the periods presented would not have had a material impact on our financial statements.

Foreign Currency Exchange Risk

Our expenses are generally denominated in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies. We are subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. As of December 31, 2025, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. A hypothetical 10% increase or decrease in exchange rates during any of the periods presented would not have had a material impact on our financial results.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Tyra Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tyra Biosciences, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 2, 2026

Tyra Biosciences, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$77,387	$91,966
Marketable securities	178,616	249,475
Prepaid expenses and other current assets	9,447	6,022
Total current assets	265,450	347,463
Restricted cash	1,000	1,000
Property and equipment, net	1,314	1,651
Right-of-use assets	5,573	6,068
Other long-term assets	9,272	7,376
Total assets	$282,609	$363,558
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,178	$590
Lease liabilities, current	472	412
Accrued expenses and other current liabilities	16,444	13,592
Total current liabilities	18,094	14,594
Lease liabilities, noncurrent	5,338	5,810
Other long-term liabilities	—	3
Total liabilities	23,432	20,407
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 53,706,357 and 50,754,262 shares issued at December 31, 2025 and December 31, 2024, respectively, and 53,706,357 and 50,749,945 shares outstanding at December 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	630,037	593,687
Accumulated other comprehensive income	393	770
Accumulated deficit	(371,258)	(251,311)
Total stockholders’ equity	259,177	343,151
Total liabilities and stockholders’ equity	$282,609	$363,558

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$102,928	$80,077
General and administrative	29,834	24,100
Total operating expenses	132,762	104,177
Loss from operations	(132,762)	(104,177)
Other income:
Interest and other income, net	12,815	17,696
Total other income	12,815	17,696
Net loss	(119,947)	(86,481)
Unrealized gain (loss) on marketable securities available-for-sale, net	(377)	389
Comprehensive loss	$(120,324)	$(86,092)
Net loss per share, basic and diluted	$(2.01)	$(1.51)
Weighted-average shares used to compute net loss per share, basic and diluted	59,602,328	57,217,746

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	43,024,634	$4	$368,707	$381	$(164,830)	$204,262
Issuance of common stock under Private Placement, net of issuance costs of $0.2 million	9,286,023	1	120,557	—	—	120,558
Issuance of pre-funded warrants, net of issuance costs of $0.2 million	—	—	79,022	—	—	79,022
Issuance of common stock pursuant to pre-funded warrant exercise	705,000	—	—	—	—	—
Exchange of common stock for pre-funded warrants	(3,000,000)	—	—	—	—	—
Issuance of common stock under benefit plans	664,184	—	2,557	—	—	2,557
Vesting of shares of common stock subject to repurchase	70,104	—	43	—	—	43
Stock-based compensation	—	—	22,801	—	—	22,801
Unrealized gain on marketable securities available-for-sale, net	—	—	—	389	—	389
Net loss	—	—	—	—	(86,481)	(86,481)
Balance at December 31, 2024	50,749,945	$5	$593,687	$770	$(251,311)	$343,151
Issuance of common stock pursuant to pre-funded warrant exercise	2,000,069	—	—	—	—	—
Issuance of common stock under benefit plans	952,026	—	8,341	—	—	8,341
Vesting of shares of common stock subject to repurchase	4,317	—	3	—	—	3
Stock-based compensation	—	—	28,006	—	—	28,006
Unrealized loss on marketable securities available-for-sale, net	—	—	—	(377)	—	(377)
Net loss	—	—	—	—	(119,947)	(119,947)
Balance at December 31, 2025	53,706,357	$5	$630,037	$393	$(371,258)	$259,177

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(119,947)	$(86,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	546	519
Stock-based compensation	28,006	22,801
Accretion of marketable securities, net	(2,119)	(5,884)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,080)	(169)
Accounts payable, accrued expenses and other liabilities	3,369	(744)
Right-of-use assets and lease liabilities, net	83	184
Net cash used in operating activities	(95,142)	(69,774)
Cash flows from investing activities:
Purchases of marketable securities	(101,254)	(263,624)
Maturities of marketable securities	173,858	165,885
Purchases of property and equipment	(141)	(664)
Net cash provided by (used in) investing activities	72,463	(98,403)
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	8,100	2,557
Proceeds from issuance of common stock and pre-funded warrants from Private Placement	—	200,000
Payments of issuance costs for common stock and pre-funded warrants from Private Placement	—	(420)
Net cash provided by financing activities	8,100	202,137
Net cash increase (decrease) for the period	(14,579)	33,960
Cash, cash equivalents and restricted cash at beginning of the period	92,966	59,006
Cash, cash equivalents and restricted cash at end of the period	$78,387	$92,966
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$77,387	$91,966
Restricted cash	1,000	1,000
Total cash, cash equivalents and restricted cash	$78,387	$92,966
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$68	$—
Vesting of options early exercised subject to repurchase	$3	$43
Receivable from exercise of stock options included in prepaid expenses and other current assets	$241	$—

See accompanying notes to financial statements.

Tyra Biosciences, Inc.

Notes to the Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Tyra Biosciences, Inc. (the Company) was incorporated in the state of Delaware on August 2, 2018. The Company is a clinical-stage biotechnology company focused on developing next-generation precision medicines that target large opportunities in Fibroblast Growth Factor Receptor (FGFR) biology. The Company’s in-house precision medicine platform, SNÅP, enables rapid and precise drug design through iterative molecular SNÅPshots that help predict which product candidates may demonstrate the highest potency, selectivity and tolerability. The Company’s focus is on applying its accelerated small molecule drug discovery engine to develop therapies in targeted oncology and genetically defined conditions.

Since its inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. It has incurred losses and negative cash flows from operations since commencement of its operations. The Company had an accumulated deficit of $371.3 million and cash, cash equivalents and marketable securities of $256.0 million as of December 31, 2025. From its inception through December 31, 2025, the Company has financed its operations primarily through the sale of common stock, private placements of its convertible preferred stock, and the issuance of common stock and pre-funded common stock warrants through a private placement.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents primarily represent funds invested in readily available money market accounts. As of December 31, 2025, the Company had cash and cash equivalents balances deposited at major financial institutions.

Marketable Securities

Marketable securities consist of debt securities of government-sponsored entities. These securities are classified as available-for sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders’ equity. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized or accreted into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management’s view that the entire portfolio is available, and the Company may use the proceeds from sales of these investments to fund current operations, as necessary.

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

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of December 31, 2025 and 2024 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (generally three to seven years, or the remaining term of the lease).

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company did not recognize impairment losses for the years ended December 31, 2025 and 2024.

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

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. This method requires certain assumptions to be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, risk-free interest rate and expected dividend. Options granted have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is estimated based on the average historical volatilities of common stock of comparable publicly traded companies and the Company’s own volatility. The comparable companies are chosen based on their size and stage in the life cycle. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future, and therefore, has estimated the dividend yield to be zero.

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

As of December 31, 2025 and 2024, the Company maintained valuation allowances against its deferred tax assets as the Company concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability. As of December 31, 2025, the Company had no accrued interest or penalties.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard prospectively for the period ending December 31, 2025. The adoption impacted the disclosures and did not impact the financial statements. See Note 8, Income Taxes, for disclosures related to the adoption of ASU 2023-09.

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

2. Fair Value Measurements

The following tables show the Company’s cash equivalents and marketable securities measured at fair value as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$54,444	$54,444	$—	$—
Marketable securities:
U.S. Treasury securities	133,264	—	133,264	—
U.S. government agency securities	45,352	—	45,352	—
Total marketable securities	178,616	—	178,616	—
Total	$233,060	$54,444	$178,616	$—

	December 31, 2024
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$69,698	$69,698	$—	$—
Marketable securities:
U.S. Treasury securities	122,980	—	122,980	—
U.S. government agency securities	126,495	—	126,495	—
Total marketable securities	249,475	—	249,475	—
Total	$319,173	$69,698	$249,475	$—

The carrying amounts of the Company’s prepaid and other current assets, accounts payable, and accrued and other current liabilities approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

3. Marketable Securities

The following tables summarize the Company’s marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	December 31, 2025
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$107,324	$223	$—	$107,547
U.S. government agency securities	Less than one	45,215	137	—	45,352
U.S. Treasury securities	1-2	25,684	33	—	25,717
Total		$178,223	$393	$—	$178,616

	December 31, 2024
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$77,990	$210	$(3)	$78,197
U.S. government agency securities	Less than one	94,153	189	(9)	94,333
U.S. Treasury securities	1-2	44,547	239	(3)	44,783
U.S. government agency securities	1-2	32,015	159	(12)	32,162
Total		$248,705	$797	$(27)	$249,475

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

As of December 31, 2025, there were no available-for-sale securities in an unrealized loss position.

The amortized cost and fair value of marketable securities excludes $1.9 million and $2.0 million of accrued interest receivable as of December 31, 2025 and 2024, respectively. Accrued interest receivable is included in prepaid expenses and other current assets on the Company's balance sheets. The Company has not written off any accrued interest receivables for the years ended December 31, 2025 and 2024.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued payroll and other employee benefits	$5,533	$6,451
Accrued research and development expenses	9,840	6,612
Accrued legal and professional fees	316	296
Accrued other general and administrative fees	755	233
Total accrued expenses and other current liabilities	$16,444	$13,592

5. Stockholders’ Equity

Common stock reserved for future issuance consisted of the following:

	December 31, 2025	December 31, 2024
Common stock options granted and outstanding	13,617,445	10,462,129
Shares available for future issuance under the 2021 Incentive Award Plan	1,528,992	3,051,588
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	1,951,705	1,491,195
Pre-funded warrants issued and outstanding	6,381,950	8,382,187
Total common stock reserved for future issuance	23,480,092	23,387,099

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

On May 8, 2025, the Company entered into a Sales Agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the 2025 Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million, in “at the market” offerings through the 2025 Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the 2025 Sales Agent. The 2025 Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the 2025 Sales Agreement. As of December 31, 2025, no shares of common stock had been issued and sold pursuant to the 2025 Sales Agreement.

On February 1, 2024, the Company entered into a securities purchase agreement for a private placement of 9,286,023 shares of the Company's common stock at a price of $13.01 per share (the 2024 Private Placement). The 2024 Private Placement also included pre-funded warrants (the 2024 Pre-Funded Warrants) to purchase an aggregate of 6,087,230 shares of common stock at a purchase price of $13.009 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The 2024 Private Placement closed on February 6, 2024 and the Company received gross proceeds of approximately $200.0 million, before deducting offering expenses of $0.4 million. In connection with the 2024 Private Placement, the Company issued 4,780,846 shares of common stock and pre-funded warrants to purchase 2,243,737 shares of common stock to related parties, resulting in aggregate gross proceeds of approximately $91.4 million. On March 19, 2024, the Company filed a registration statement on Form S-3 with the SEC registering the resale of the shares of common stock issued, or underlying the pre-funded warrants issued, in the 2024 Private Placement. The 2024 Pre-funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders’ equity.

On October 18, 2024, the Company entered into an exchange agreement with certain of the Company’s stockholders, who were related parties to the Company at the time of the exchange. Pursuant to the exchange agreement, 3,000,000 shares of the Company’s common stock were exchanged for pre-funded warrants to acquire an aggregate of 3,000,000 shares of common stock (each of such pre-funded warrants an Exchange Warrant and collectively the Exchange Warrants, and such exchanges of common stock for Exchange Warrants collectively the Exchange). Each Exchange Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. No cash was exchanged related to the transaction. The Exchange closed on October 22, 2024. The Exchange Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders’ equity.

During the year ended December 31, 2025, 2,000,000 of the Exchange Warrants and 237 of the 2024 Pre-Funded Warrants were exercised in cashless transactions, which resulted in an aggregate of 2,000,069 shares of common stock being issued. As of December 31, 2025, a total of 6,381,950 pre-funded warrants remained available for exercise, including 1,000,000 Exchange Warrants and 5,381,950 2024 Pre-Funded Warrants.

6. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. Shares that expire, terminate or are cancelled under the 2020 Plan are added back to the 2021 Plan share reserve. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The Company issues new shares of common stock upon exercise of options. As of December 31, 2025, 1,528,992 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the year ended December 31, 2025 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	10,462,129	$13.43	7.6	$33,798
Granted	5,029,190	$12.08
Exercised	(904,993)	$8.72
Forfeited and expired	(968,881)	$16.31
Outstanding at December 31, 2025	13,617,445	$12.58	8.0	$186,669
Exercisable at December 31, 2025	6,300,582	$11.39	6.8	$93,903
Vested and expected to vest as of December 31, 2025	13,617,445	$12.58	8.0	$186,669

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of December 31, 2025, there were 1,951,705 shares available for future purchase under the ESPP.

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

Stock-based compensation expense recognized for all equity awards, including stock options and ESPP, has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expense	$15,749	$14,291
General and administrative expense	12,257	8,510
Total	$28,006	$22,801

The weighted-average grant date fair value of options granted (excluding modified options) for the years ended December 31, 2025 and 2024 were $9.05 and $15.95 per share, respectively.

During the year ended December 31, 2024, the Company recognized $2.0 million in additional stock-based compensation expense recorded within research and development expenses, in connection with the modification and acceleration of stock options held by a former executive.

For the years ended December 31, 2025 and 2024, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of December 31, 2025, the unrecognized compensation cost related to options was $75.8 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.6 years.

As of December 31, 2025, the unrecognized compensation cost related to ESPP was $0.6 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.2 years.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(119,947)	$(86,481)
Denominator:
Weighted-average common shares outstanding	59,602,328	57,250,061
Less: weighted-average unvested common stock issued upon early exercise of common stock options	—	(32,315)
Weighted-average shares used to compute net loss per common share, basic and diluted	59,602,328	57,217,746
Net loss per share, basic and diluted	$(2.01)	$(1.51)

Shares issuable pursuant to the 2024 Pre-Funded Warrants and the Exchange Warrants are included in the calculation of weighted-average shares of common stock outstanding, both basic and diluted, for the years ended December 31, 2025 and 2024. These warrants are exercisable at any time for nominal consideration, and therefore, the shares thereunder are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of December 31,
	2025	2024
Options to purchase common stock	13,617,445	10,462,129
Unvested common stock upon early exercise of stock options	—	4,317
Estimated shares purchasable under the ESPP	27,761	14,280
	13,645,206	10,480,726

8. Income Taxes

The Company's pretax losses for the years ended December 31, 2025 and 2024 are from U.S. operations. There was no provision for or benefit from income taxes for the years ended December 31, 2025 and 2024.

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures prospectively, as disclosed in Note 1. The following is a reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the year ended December 31, 2025, in accordance with the new disclosure requirements (in thousands):

	Year Ended December 31, 2025
	Amount	%
Income tax benefit at statutory federal rate	$(25,189)	21.00%
State and local taxes, net of federal benefit (1)	(1,330)	1.11%
Tax credits
Federal research and development credits	(6,411)	5.35%
Changes in valuation allowance	23,683	-19.75%
Nontaxable or nondeductible items
Stock based compensation	1,653	-1.38%
Officer compensation	4,725	-3.94%
Other	46	-0.04%
Changes in unrecognized tax benefits	2,823	-2.35%
Provision for income taxes	$—	0.00%

(1) The state that contributes to the majority (greater than 50%) of the tax effect in this category is California for the year ended December 31, 2025.

The following is a reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate for the year ended December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

Year Ended December 31, 2024
Expected tax benefit at statutory rate	$(18,161)
State income tax, net of federal benefit	(134)
Stock based compensation	(757)
Officer compensation	977
Permanent items and other	7
Research credits	(4,363)
Change in valuation allowance	22,431
Provision for income taxes	$—

The Company did not pay federal or state cash income taxes or have cash income taxes refunded in the year ended December 31, 2025.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$41,792	$18,938
Capitalized research and development	24,439	27,105
Tax credits	16,380	10,725
Stock based compensation	4,570	5,771
Other, net	2,287	2,267
Total deferred tax assets	89,468	64,806
Valuation allowance	(88,026)	(63,267)
Deferred tax assets, net of valuation allowance	1,442	1,539
Deferred tax liabilities:
Depreciation	(175)	(256)
Right of use assets	(1,182)	(1,283)
Other, net	(85)	—
Total deferred tax liabilities	(1,442)	(1,539)
Net deferred tax assets / (liabilities)	$—	$—

The Company has established a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. The Company has recorded a full valuation allowance of $88.0 million as of December 31, 2025 as management cannot conclude that it is more likely than not that certain deferred tax assets will be realized primarily due to the history of losses from inception. The Company increased its valuation allowance by approximately $24.8 million during the year ended December 31, 2025.

At December 31, 2025, the Company had federal and state tax loss carry forwards of approximately $188.7 million and $67.3 million, respectively. As a result of the Tax Cuts and Jobs Act of 2017, for U.S. income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year. Of the amount of federal and state net operating loss carryforwards, $188.7 million and $1.7 million, respectively, can be carried forward indefinitely. Unless previously utilized, the state net operating losses will begin to expire in 2038.

At December 31, 2025, the Company has federal and state research and development tax credits of $18.1 million and $4.5 million, respectively. The federal research and development tax credit carryforwards begin to expire in 2040, the state research and development tax credit carryforwards of $4.4 million will not expire and the state research and development tax credit carryforwards of $0.1 million will begin to expire in 2039.

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

The following table summarizes the changes to the Company’s gross unrecognized tax benefits for the years ended December 31, 2025 and 2024, respectively (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance at January 1	$5,529	$3,006
Additions related to current year positions	2,043	1,869
Additions related to prior year positions	1,133	654
Ending balance at December 31	$8,705	$5,529

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

The Company had no accrued interest or penalties related to income tax matters in the Company’s balance sheet as of December 31, 2025 and has not recognized interest or penalties in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024. Further, the Company is not currently under examination by any federal, state or local tax authority.

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill (OBBB). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act of 2017. The OBBB contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. The Company has reflected the effect of OBBB within the provision for income taxes and the deferred taxes as of December 31, 2025.

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

In March 2022, the Company entered into a lease agreement for approximately 8,331 square feet of additional office and laboratory space at 2676 State Street in Carlsbad, California (the Expansion Lease). The Expansion Lease commenced for accounting purposes in May 2023, when the Company gained access to the premises. The Company’s obligation for payment of base rent began on the date the landlord delivered possession of the Expansion Lease premises in November 2023. The landlord completed improvements to the Expansion Lease premises, and the Company paid $0.5 million toward these costs prior to the Expansion Lease commencement. The Company determined that the landlord is the accounting owner of these improvements, and therefore this payment was included in the measurement of the right-of-use asset and corresponding lease liability. The Company was granted rent abatement for delays related to the landlord’s delivery of the Expansion Lease premises to the Company. The Expansion Lease has a lease term of 120 months, commencing on the day the landlord delivered possession of the Expansion Lease premises. The Company has the option to renew the Expansion Lease for two additional 36-month periods. The Original Lease was also amended to have the same lease expiration as the Expansion Lease.

The Company did not include the renewal periods in determining the lease term, as the Company was not reasonably certain to exercise either the amended Original Lease or the Expansion Lease renewal options.

In connection with the Company’s lease agreements, the Company paid security deposits of $0.1 million and is required to maintain a letter of credit of $1.0 million. The letter of credit may be reduced to $0.9 million in 2027 and further reduced to $0.5 million in 2028.

Cash paid for amounts included in the measurement of lease liabilities was $0.9 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

The components of lease expense include operating, short-term, and variable lease costs. Amortization is recorded within research and development and general and administrative expenses in the statements of operations and comprehensive loss. Components of lease cost for the years ended December 31, 2025 and 2024, respectively, were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$957	$957
Short-term lease cost	90	90
Variable lease cost	139	127
Total lease cost	$1,186	$1,174

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

Year ending December 31,
2026	$900
2027	927
2028	955
2029	983
2030	1,013
Thereafter	3,035
Total minimum lease payments	7,813
Less: amount representing interest	(2,003)
Present value of lease liabilities	5,810
Less: current portion of lease liabilities	(472)
Lease liabilities, noncurrent	$5,338

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term (years) - operating leases	7.9	8.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

10. Commitments and Contingencies

Other Funding Commitments

As of December 31, 2025, the Company had ongoing clinical and pre-clinical studies for its various programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2025, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

11. Employee Benefits

The Company offers a 401(k) plan (401(k) Plan) for all employees who have met certain eligibility requirements. Under the 401(k) Plan, employees may elect to contribute a portion of their eligible compensation, subject to certain limitations. The Company has a program to match 100% of employee contributions to the 401(k) Plan up to a maximum of 4% of eligible earnings, subject to statutory limitations. Employer contributions for the year ended December 31, 2025 were $0.6 million.

12. Segment Information

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

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, to the Company’s total net loss in the statements of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2025	2024
Research and development expenses:
External research and development expenses by program:
Dabogratinib (TYRA-300ACH)	$13,379	$7,718
Dabogratinib (TYRA-300NMIBC)	8,244	122
Dabogratinib (TYRA-300UTUC)	2,440	—
Dabogratinib (TYRA-300mUC)	9,590	14,319
TYRA-430	9,055	5,677
TYRA-200	4,308	4,969
FGFR discovery	10,967	8,199
Other development programs	2,623	2,537
Unallocated research and development expenses:
Personnel costs(1)	36,218	30,423
Facilities and other costs(2)	6,104	6,113
Total research and development expenses	102,928	80,077
General and administrative expenses(3)	29,834	24,100
Interest and other income, net	(12,815)	(17,696)
Net loss	$(119,947)	$(86,481)

(1) Personnel costs include $15.7 million and $14.3 million of stock-based compensation for the years ended December 31, 2025 and 2024, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the SEC)’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and our chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management assessed our internal control over financial reporting as of December 31, 2025, and based its assessment on criteria established in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Director and Officer Trading Arrangements:

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2025, our officers and directors took the following actions with respect to such trading arrangements:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Authorized to be Sold***	Expiration Date

Todd Harris President, Chief Executive Officer and Director	Terminate (1)	11/21/2025	X		315,000	12/31/2026
Alan Fuhrman Chief Financial Officer	Terminate (2)	11/21/2025	X		80,000	7/31/2026

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

(1) Trading arrangement was originally adopted on 11/4/2024.

(2) Trading arrangement was originally adopted on 11/5/2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the Definitive Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 29, 2024	8-K	5/31/24	3.1
3.3	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Description of Registered Securities	10-K	3/3/22	4.3
4.4	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
4.5	Form of Exchange Warrant	8-K	10/18/24	4.1
10.1#	Tyra Biosciences, Inc. 2020 Equity Incentive Plan and form of stock option agreement thereunder	S-1	8/20/21	10.1
10.2#	Tyra Biosciences, Inc. 2021 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder	S-1/A	9/9/21	10.2
10.3#	Tyra Biosciences, Inc. 2021 Employee Stock Purchase Plan	S-1/A	9/9/21	10.3
10.4#	Non-Employee Director Compensation Program, amended and restated effective May 29, 2025	10-Q	8/14/2025	10.1
10.5#	Tyra Biosciences, Inc. Annual Bonus Plan	10-K	3/22/23	10.5
10.6#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Todd Harris and the Registrant	S-1	8/20/21	10.12
10.7#	Second Amended and Restated Employment Letter Agreement, dated August 18, 2021, by and between Daniel Bensen and the Registrant	S-1	8/20/21	10.13
10.8#	Employment Letter Agreement, dated December 31, 2022, by and between Alan Fuhrman and the Registrant	10-K	3/22/23	10.14
10.9#	Employment Agreement, dated September 9, 2024, between the Registrant and Douglas Warner, M.D.	10-Q	11/7/2024	10.2
10.10#	Form of Indemnification Agreement for Directors and Officers	S-1	8/20/21	10.20
10.11	Office Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated August 5, 2020	S-1	8/20/21	10.19
10.12	First Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated March 2, 2022	10-K	3/3/22	10.14
10.13	Second Amendment to Lease, between the Registrant and Fabric 2656 State, LLC, a California limited liability company, dated December 20, 2022	10-K	3/22/23	10.19
10.14	Office Lease, between the Registrant and Fabric 2676 State Street, LLC, a California limited liability company, dated March 2, 2022	10-K	3/3/22	10.15

10.15	First Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated May 16, 2022	10-K	3/22/23	10.21
10.16	Second Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated January 6, 2023	10-K	3/22/23	10.22
10.17	Third Amendment to Lease, between the Registrant and Fabric 2676 State, LLC, a California limited liability company, dated March 18, 2024	10-K	3/19/2024	10.23
10.18	Sales Agreement, dated May 8, 2025, by and between the Registrant and TD Securities (USA) LLC	S-3	5/8/25	1.2
10.19#	Employment Agreement, dated December 1, 2025, between the Registrant and Bhavesh Ashar				X
19.1	Insider Trading Compliance Policy and Procedures	10-K	3/27/25	19.1
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	3/19/2024	97.1
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)				X

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

Date: March 2, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Todd Harris, Ph.D.	President, Chief Executive Officer and Director	March 2, 2026
Todd Harris, Ph.D.	(principal executive officer)

/s/ Alan Fuhrman	Chief Financial Officer	March 2, 2026
Alan Fuhrman	(principal financial and accounting officer)

/s/ Adele M. Gulfo	Director	March 2, 2026
Adele M. Gulfo

/s/ Gilla Kaplan, Ph.D.	Director	March 2, 2026
Gilla Kaplan, Ph.D.

/s/ Melissa McCracken, Ph.D.	Director	March 2, 2026
Melissa McCracken, Ph.D.

/s/ Susan Moran, M.D., M.S.C.E.	Director	March 2, 2026
Susan Moran, M.D., M.S.C.E.

/s/ Robert More	Director	March 2, 2026
Robert More

/s/ S. Michael Rothenberg, M.D., Ph.D.	Director	March 2, 2026
S. Michael Rothenberg, M.D., Ph.D.

/s/ Jake Simson, Ph.D	Director	March 2, 2026
Jake Simson, Ph.D.

/s/ Rehan Verjee	Director	March 2, 2026
Rehan Verjee