Form 10-Q
period 2026-03-31
Tyra Biosciences, Inc.
filed 2026-05-13
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had 59,470,381 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$84,955	$77,387
Marketable securities	298,511	178,616
Prepaid expenses and other current assets	11,147	9,447
Total current assets	394,613	265,450
Restricted cash	884	1,000
Property and equipment, net	1,215	1,314
Right-of-use assets	5,443	5,573
Other long-term assets	9,885	9,272
Total assets	$412,040	$282,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,642	$1,178
Lease liabilities, current	488	472
Accrued expenses and other current liabilities	15,126	16,444
Total current liabilities	19,256	18,094
Lease liabilities, noncurrent	5,209	5,338
Total liabilities	24,465	23,432
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 59,469,687 and 53,706,357 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	798,025	630,037
Accumulated other comprehensive income	107	393
Accumulated deficit	(410,563)	(371,258)
Total stockholders’ equity	387,575	259,177
Total liabilities and stockholders’ equity	$412,040	$282,609

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$33,470	$24,964
General and administrative	8,528	6,886
Total operating expenses	41,998	31,850
Loss from operations	(41,998)	(31,850)
Other income:
Interest and other income, net	2,693	3,703
Total other income	2,693	3,703
Net loss	(39,305)	(28,147)
Unrealized loss on marketable securities, net	(286)	(82)
Comprehensive loss	$(39,591)	$(28,229)
Net loss per share, basic and diluted	$(0.64)	$(0.47)
Weighted-average shares used to compute net loss per share, basic and diluted	61,746,050	59,336,550

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	50,749,945	$5	$593,687	$770	$(251,311)	$343,151
Issuance of common stock pursuant to pre-funded warrant exercise	2,000,069	—	—	—	—	—
Issuance of common stock under benefit plans	335,626	—	2,187	—	—	2,187
Vesting of shares of common stock subject to repurchase	4,317	—	3	—	—	3
Stock-based compensation	—	—	6,422	—	—	6,422
Unrealized loss on marketable securities, net	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(28,147)	(28,147)
Balance at March 31, 2025	53,089,957	$5	$602,299	$688	$(279,458)	$323,534

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	53,706,357	$5	$630,037	$393	$(371,258)	$259,177
Issuance of common stock under benefit plans	1,072,798	—	12,289	—	—	12,289
Issuance of common stock under at-the-market offering program, net of $2.1 million of issuance costs	4,690,532	1	147,852	—	—	147,853
Stock-based compensation	—	—	7,847	—	—	7,847
Unrealized loss on marketable securities, net	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(39,305)	(39,305)
Balance at March 31, 2026	59,469,687	$6	$798,025	$107	$(410,563)	$387,575

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(39,305)	$(28,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	138	143
Stock-based compensation	7,847	6,422
Accretion of marketable securities, net	(25)	(866)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,438)	(2,667)
Accounts payable, accrued expenses and other liabilities	1,195	(365)
Right-of-use assets and lease liabilities, net	17	22
Net cash used in operating activities	(32,571)	(25,458)
Cash flows from investing activities:
Purchases of marketable securities	(162,206)	(6,870)
Maturities of marketable securities	42,050	38,910
Purchases of property and equipment	(88)	(14)
Net cash provided by (used in) investing activities	(120,244)	32,026
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	12,530	2,187
Proceeds from issuances of common stock under at-the-market offering program, net of $2.1 million of issuance costs	147,853	—
Net cash provided by financing activities	160,383	2,187
Net cash increase for the period	7,568	8,755
Cash, cash equivalents and restricted cash at beginning of the period	78,387	92,966
Cash, cash equivalents and restricted cash at end of the period	$85,955	$101,721
Reconciliation of cash, cash equivalents and restricted cash to the balance sheet
Cash and cash equivalents	$84,955	$100,721
Restricted cash	884	1,000
Restricted cash included in prepaid expenses and other current assets	116	—
Total cash, cash equivalents and restricted cash	$85,955	$101,721
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$20	$—
Vesting of options early exercised subject to repurchase	$—	$3

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at March 31, 2026 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of March 31, 2026 and December 31, 2025 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases. Restricted cash is presented as a current or non-current asset based on when the restriction is expected to expire. The current portion of restricted cash is presented in Prepaid expenses and other current assets and the non-current portion is presented in Restricted cash on the condensed balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrant. The Company’s potentially dilutive securities include outstanding stock options under the Company’s equity incentive plan and estimated shares purchasable under the employee stock purchase plan, and have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements". ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities with annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

2. Fair Value Measurements

The following tables show the Company’s cash equivalents and marketable securities measured at fair value as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$56,948	$56,948	$—	$—
U.S. government agency securities	4,958	—	4,958	—
Total cash equivalents	61,906	56,948	4,958	—
Marketable securities:
U.S. Treasury securities	253,353	—	253,353	—
U.S. government agency securities	45,158	—	45,158	—
Total marketable securities	298,511	—	298,511	—
Total	$360,417	$56,948	$303,469	$—

	December 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$54,444	$54,444	$—	$—
Marketable securities:
U.S. Treasury securities	133,264	—	133,264	—
U.S. government agency securities	45,352	—	45,352	—
Total marketable securities	178,616	—	178,616	—
Total	$233,060	$54,444	$178,616	$—

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

3. Marketable Securities

The following tables summarize the Company’s marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	March 31, 2026
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$157,513	$92	$(25)	$157,580
U.S. government agency securities	Less than one	45,125	36	(3)	45,158
U.S. Treasury securities	1-2	95,765	103	(96)	95,773
Total		$298,403	$231	$(124)	$298,511

	December 31, 2025
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$107,324	$223	$—	$107,547
U.S. government agency securities	Less than one	45,215	137	—	45,352
U.S. Treasury securities	1-2	25,684	33	—	25,717
Total		$178,223	$393	$—	$178,616

The following table presents fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	March 31, 2026
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$79,381	$(121)	$—	$—	$79,381	$(121)
U.S. government agency securities	8,184	(3)	—	—	8,184	(3)
Total	$87,565	$(124)	$—	$—	$87,565	$(124)

As of December 31, 2025, there were no available-for-sale securities in an unrealized loss position.

As of March 31, 2026, there were 28 available-for-sale securities with an estimated fair value of $87.6 million in gross unrealized loss positions for less than 12 months. As of March 31, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

The amortized cost and fair value of marketable securities excludes $2.7 million and $1.9 million of accrued interest receivable as of March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable is included in prepaid expenses and other current assets on the Company’s condensed balance sheets. The Company has not written off any accrued interest receivables for the periods ended March 31, 2026 and December 31, 2025.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and other employee benefits	$2,012	$5,533
Accrued research and development expenses	12,425	9,840
Accrued legal and professional fees	284	316
Accrued other general and administrative fees	405	755
Total accrued expenses and other current liabilities	$15,126	$16,444

5. Stockholders’ Equity

Common stock reserved for future issuance consisted of the following:

	March 31, 2026	December 31, 2025
Common stock options granted and outstanding	12,866,782	13,617,445
Shares available for future issuance under the 2021 Incentive Award Plan	3,938,484	1,528,992
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	2,442,458	1,951,705
Pre-funded warrants issued and outstanding	6,381,950	6,381,950
Total common stock reserved for future issuance	25,629,674	23,480,092

ATM Program

On May 8, 2025, the Company entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the Sales Agent), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million, in at-the-market offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent, in accordance with the terms of the 2025 Sales Agreement. During the three months ended March 31, 2026, the Company sold an aggregate of 4,690,532 shares of common stock for net proceeds of $147.9 million, after deducting offering expenses, pursuant to the 2025 Sales Agreement.

Pre-Funded Warrants

On February 1, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company sold 9,286,023 shares of the Company’s common stock at a price of $13.01 per share and pre-funded warrants (the 2024 Pre-Funded Warrants) to purchase 6,087,230 shares of common stock at a purchase price of $13.009 per pre-funded warrant. Each pre-funded warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The Company received gross proceeds of $200.0 million, before deducting offering expenses of $0.4 million. The 2024 Pre-funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders’ equity.

On October 18, 2024, the Company entered into an exchange agreement with certain stockholders to exchange 3,000,000 shares of the Company’s common stock for pre-funded warrants to acquire 3,000,000 shares of common stock (the Exchange Warrants). Each Exchange Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The Exchange Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders’ equity.

As of March 31, 2026, a total of 6,381,950 pre-funded warrants remained available for exercise, including 5,381,950 2024 Pre-Funded Warrants and 1,000,000 Exchange Warrants. There were no pre-funded warrant exercises during the three months ended March 31, 2026.

6. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options and other equity-based awards to employees, non-employee directors, and consultants of the Company. Shares that expire, terminate or are cancelled under the 2020 Plan are added back to the 2021 Plan share reserve. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The Company issues new shares of common stock upon exercise of options. As of March 31, 2026, 3,938,484 shares were available for future grant under the 2021 Plan.

A summary of the Company’s stock option activity for the period ended March 31, 2026 was as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	13,617,445	$12.58	8.0	$186,669
Granted	278,200	$32.10
Exercised	(1,026,488)	$11.55
Forfeited and expired	(2,375)	$19.93
Outstanding at March 31, 2026	12,866,782	$13.09	7.9	$324,433
Exercisable at March 31, 2026	5,974,051	$11.47	6.8	$160,257
Vested and expected to vest as of March 31, 2026	12,866,782	$13.09	7.9	$324,433

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of March 31, 2026, there were 2,442,458 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for forfeitures of options when they occur. Previously recognized compensation expense for an unvested award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Three Months Ended March 31,
	2026	2025
Risk-free rate of interest	3.7 - 4.0%	4.0 - 4.4%
Expected term (years)	5.3 - 6.1	5.8 - 6.1
Expected stock price volatility	77.6 - 81.9%	93.7 - 95.4%
Dividend yield	—	—

Stock-based compensation expense recognized for all equity awards, including stock options and ESPP, has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expense	$4,507	$3,678
General and administrative expense	3,340	2,744
Total	$7,847	$6,422

The weighted-average grant date fair value of options granted for the three months ended March 31, 2026 and 2025 was $23.00 and $9.97 per share, respectively.

For the three months ended March 31, 2026 and 2025, forfeitures resulting in the reversal of compensation expenses were immaterial.

As of March 31, 2026, the unrecognized compensation cost related to options was $74.4 million, and is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

As of March 31, 2026, the unrecognized compensation cost related to ESPP was $0.7 million, and is expected to be recognized as expense over a weighted-average period of approximately 1.2 years.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(39,305)	$(28,147)
Denominator:
Weighted-average common shares outstanding	61,746,050	59,336,550
Weighted-average shares used to compute net loss per common share, basic and diluted	61,746,050	59,336,550
Net loss per share, basic and diluted	$(0.64)	$(0.47)

Shares issuable pursuant to the 2024 Pre-Funded Warrants and the Exchange Warrants are included in the calculation of weighted-average shares of common stock outstanding, both basic and diluted for the three months ended March 31, 2026. These warrants are exercisable at any time for nominal consideration, and therefore, the shares thereunder are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of March 31,
	2026	2025
Options to purchase common stock	12,866,782	10,165,576
Estimated shares purchasable under the ESPP	5,039	3,761
	12,871,821	10,169,337

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

Cash paid for amounts included in the measurement of lease liabilities was $0.2 million for the each of the three months ended March 31, 2026 and 2025.

Lease expense, which includes operating, short-term and variable lease costs, is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three months ended March 31, 2026 and 2025, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$239	$239
Short-term lease cost	24	22
Variable lease cost	40	33
Total lease cost	$303	$294

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

Year ending December 31,
2026 (remaining nine months)	$678
2027	927
2028	955
2029	983
2030	1,013
Thereafter	3,035
Total minimum lease payments	7,591
Less: amount representing interest	(1,894)
Present value of lease liabilities	5,697
Less: current portion of lease liabilities	(488)
Lease liabilities, noncurrent	$5,209

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (years) - operating leases	7.6	7.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

9. Commitments and Contingencies

Other Funding Commitments

As of March 31, 2026, the Company had ongoing clinical and pre-clinical studies for its various programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2026, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

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

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, to the Company’s total net loss in the condensed statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2026	2025
Research and development expenses:
External research and development expenses by program:
Dabogratinib LG-UTUC	$2,440	$—
Dabogratinib IR NMIBC	5,248	1,290
Dabogratinib ACH	4,309	3,587
Dabogratinib mUC	1,614	3,255
TYRA-430 HCC	2,046	2,293
TYRA-200 ICC	1,010	1,465
FGFR discovery	2,532	3,132
Other development programs	849	514
Unallocated research and development expenses:
Personnel costs(1)	11,788	8,023
Facilities and other costs(2)	1,634	1,405
Total research and development expenses	33,470	24,964
General and administrative expenses(3)	8,528	6,886
Interest and other income, net	(2,693)	(3,703)
Net loss	$(39,305)	$(28,147)

(1) Personnel costs include $4.5 million and $3.7 million of stock-based compensation for the three months ended March 31, 2026 and 2025, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the unaudited interim condensed financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Annual Report).

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

Our FGFR3 Programs—oral dabogratinib for Urothelial Cancers and Skeletal Dysplasia

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

SURF303 for LG-UTUC: This open-label Phase 2a/b clinical trial was designed as a potential registrational trial to evaluate the efficacy and safety of oral dabogratinib at doses of 60 mg and 80 mg once daily (QD) in participants with FGFR3-altered low-grade upper tract urothelial carcinoma, where approximately 85% of tumors are driven by FGFR3. The Company has dosed the first patient in SURF303, with initial results expected in 2027.

SURF302 for IR NMIBC: This open-label Phase 2 clinical trial is evaluating the efficacy and safety of oral dabogratinib at 50 mg and 60 mg QD in participants with FGFR3-altered low-grade IR NMIBC, where approximately 70% of tumors are driven by FGFR3. To date, there are more than 20 patients enrolled at US and international trial sites, and the Company expects to report initial three-month complete response data from both dose cohorts in August 2026.

BEACH301 for ACH: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating oral dabogratinib at lower doses (0.125, 0.25, 0.375, 0.50 mg/kg), as compared to the oncology studies, in children ages 3 to 10 with ACH with open growth plates, where approximately 99% of cases are driven by FGFR3. The study has enrolled the safety sentinel cohort, consisting of at least 3 participants per dose level in children ages 5 to 10, and is enrolling a natural history run-in for cohorts 1 and 2 with children ages 3 to 10. Initial results from the safety sentinel cohort, including 6-month average height velocity and safety data, are on-track and expected to be reported in the fourth quarter of 2026.

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

Financial Overview

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, the issuance of common stock and pre-funded common stock warrants through a private placement and the issuance of common stock through an at-the-market offering program. Our net losses for the three months ended March 31, 2026 and 2025 were $39.3 million and $28.1 million, respectively. As of March 31, 2026, we had an accumulated deficit of $410.6 million. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $383.5 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditures into the second half of 2028. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$33,470	$24,964	$8,506
General and administrative	8,528	6,886	1,642
Total operating expenses	41,998	31,850	10,148
Loss from operations	(41,998)	(31,850)	(10,148)
Other income:
Interest and other income, net	2,693	3,703	(1,010)
Total other income	2,693	3,703	(1,010)
Net loss	$(39,305)	$(28,147)	$(11,158)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
External research and development expenses by program:
Dabogratinib LG-UTUC	$2,440	$—	$2,440
Dabogratinib IR NMIBC	5,248	1,290	3,958
Dabogratinib ACH	4,309	3,587	722
Dabogratinib mUC	1,614	3,255	(1,641)
TYRA-430 HCC	2,046	2,293	(247)
TYRA-200 ICC	1,010	1,465	(455)
FGFR discovery	2,532	3,132	(600)
Other development programs	849	514	335
Unallocated research and development expenses:
Personnel costs	11,788	8,023	3,765
Facilities and other costs	1,634	1,405	229
Total research and development expenses	$33,470	$24,964	$8,506

Research and development expenses were $33.5 million and $25.0 million for the three months ended March 31, 2026 and 2025, respectively. The $8.5 million increase was primarily driven by a $4.5 million increase in external costs, including a $5.5 million increase related to dabogratinib development activities supporting the ongoing BEACH301 and SURF302 clinical trials and start-up activities for SURF303, partially offset by a $1.0 million decrease in development activities for other programs. Personnel-related expenses also increased by $3.8 million, driven by headcount growth to support expanding clinical and development activities.

General and Administrative Expenses

General and administrative expenses were $8.5 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively. The increase of $1.6 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $0.6 million, driven by headcount growth.

Other Income

Other income was $2.7 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. The decrease of $1.0 million was driven by lower interest rates and reduced average balances in cash, cash equivalents and marketable securities prior to the receipt of proceeds under the at-the-market offering program.

Liquidity and Capital Resources

Sources of Liquidity

On May 8, 2025, we entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (Sales Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in at-the-market offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent, in accordance with the terms of the 2025 Sales Agreement. As of March 31, 2026, 4,690,532 shares of common stock have been issued and sold pursuant to the 2025 Sales Agreement for net proceeds of approximately $147.9 million, after deducting offering expenses.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(32,571)	$(25,458)	$(7,113)
Investing activities	(120,244)	32,026	(152,270)
Financing activities	160,383	2,187	158,196
Net increase in cash and cash equivalents	$7,568	$8,755	$(1,187)

Operating Activities

The increase of $7.1 million in net cash used in operating activities for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to an increase of $11.2 million in net loss, offset by changes in operating assets and liabilities of $1.9 million, increases of $1.4 million in non-cash stock-based compensation expense and $0.8 million in non-cash net accretion on marketable securities.

Investing Activities

The change of $152.3 million in net cash used in investing activities for the three months ended March 31, 2026, compared to net cash provided by investing activities for the same period in 2025, was primarily driven by an increase in purchases of marketable securities of $155.3 million and a $0.1 million increase in purchases of property and equipment, partially offset by a $3.1 million increase in maturities of marketable securities.

Financing Activities

The increase of $158.2 million in net cash provided by financing activities for the three months ended March 31, 2026, compared to the same period in 2025, was primarily due to the $147.9 million in net proceeds from the sale of common stock under the 2025 Sales Agreement and an increase of $10.3 million in proceeds from issuances of common stock under benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to meet our anticipated operating expenses and capital expenditures into the second half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the three months ended March 31, 2026 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

As of March 31, 2026, total future aggregate operating lease commitments were $7.6 million, with approximately $0.7 million due during 2026, and the remaining due in periods from 2027 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2025 Annual Report.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, our officers and directors took the following actions with respect to such trading arrangements:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Authorized to be Sold***	Expiration Date

Todd Harris President, Chief Executive Officer and Director	Adoption	3/6/2026	X		100,000	12/30/2027
Alan Fuhrman Chief Financial Officer	Adoption	3/20/2026	X		100,000	12/30/2027
Julia Rueb Vice President, Finance (principal accounting officer)	Adoption	3/6/2026	X		56,975	10/20/2027

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

TYRA BIOSCIENCES, INC.

Date: May 13, 2026	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial Officer)