Form 10-Q
period 2026-06-30
Tyra Biosciences, Inc.
filed 2026-08-04
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 59,676,939 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$73,835	$77,387
Marketable securities	280,109	178,616
Prepaid expenses and other current assets	13,022	9,447
Total current assets	366,966	265,450
Restricted cash	884	1,000
Property and equipment, net	1,173	1,314
Right-of-use assets	5,311	5,573
Other long-term assets	9,028	9,272
Total assets	$383,362	$282,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,334	$1,178
Lease liabilities, current	504	472
Accrued expenses and other current liabilities	21,782	16,444
Total current liabilities	24,620	18,094
Lease liabilities, noncurrent	5,078	5,338
Total liabilities	29,698	23,432
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 59,662,877 and 53,706,357 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	810,359	630,037
Accumulated other comprehensive income (loss)	(580)	393
Accumulated deficit	(456,121)	(371,258)
Total stockholders’ equity	353,664	259,177
Total liabilities and stockholders’ equity	$383,362	$282,609

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$39,197	$24,309	$72,667	$49,273
General and administrative	9,806	7,143	18,334	14,029
Total operating expenses	49,003	31,452	91,001	63,302
Loss from operations	(49,003)	(31,452)	(91,001)	(63,302)
Other income:
Interest and other income, net	3,445	3,354	6,138	7,057
Total other income	3,445	3,354	6,138	7,057
Net loss	(45,558)	(28,098)	(84,863)	(56,245)
Unrealized loss on marketable securities, net	(687)	(252)	(973)	(334)
Comprehensive loss	$(46,245)	$(28,350)	$(85,836)	$(56,579)
Net loss per share, basic and diluted	$(0.69)	$(0.47)	$(1.33)	$(0.95)
Weighted-average shares used to compute net loss per share, basic and diluted	65,991,171	59,550,771	63,880,337	59,442,646

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	50,749,945	$5	$593,687	$770	$(251,311)	$343,151
Issuance of common stock pursuant to pre-funded warrant exercise	2,000,069	—	—	—	—	—
Issuance of common stock under benefit plans	335,626	—	2,187	—	—	2,187
Vesting of shares of common stock subject to repurchase	4,317	—	3	—	—	3
Stock-based compensation	—	—	6,422	—	—	6,422
Unrealized loss on marketable securities, net	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(28,147)	(28,147)
Balance at March 31, 2025	53,089,957	$5	$602,299	$688	$(279,458)	$323,534
Issuance of common stock under benefit plans	143,537	—	583	—	—	583
Stock-based compensation	—	—	6,380	—	—	6,380
Unrealized loss on marketable securities, net	—	—	—	(252)	—	(252)
Net loss	—	—	—	—	(28,098)	(28,098)
Balance at June 30, 2025	53,233,494	$5	$609,262	$436	$(307,556)	$302,147

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	53,706,357	$5	$630,037	$393	$(371,258)	$259,177
Issuance of common stock under benefit plans	1,072,798	—	12,289	—	—	12,289
Issuance of common stock under at-the-market offering program, net of $2.1 million of issuance costs	4,690,532	1	147,852	—	—	147,853
Stock-based compensation	—	—	7,847	—	—	7,847
Unrealized loss on marketable securities, net	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(39,305)	(39,305)
Balance at March 31, 2026	59,469,687	$6	$798,025	$107	$(410,563)	$387,575
Issuance of common stock under benefit plans	193,190	—	2,102	—	—	2,102
Stock-based compensation	—	—	10,232	—	—	10,232
Unrealized loss on marketable securities, net	—	—	—	(687)	—	(687)
Net loss	—	—	—	—	(45,558)	(45,558)
Balance at June 30, 2026	59,662,877	$6	$810,359	$(580)	$(456,121)	$353,664

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(84,863)	$(56,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	276	283
Stock-based compensation	18,079	12,802
Accretion of marketable securities, net	(230)	(1,574)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,456)	(3,595)
Accounts payable, accrued expenses and other liabilities	6,513	(856)
Right-of-use assets and lease liabilities, net	34	47
Net cash used in operating activities	(63,647)	(49,138)
Cash flows from investing activities:
Purchases of marketable securities	(184,286)	(26,976)
Maturities of marketable securities	82,050	79,913
Purchases of property and equipment	(154)	(45)
Net cash provided by (used in) investing activities	(102,390)	52,892
Cash flows from financing activities:
Proceeds from issuances of common stock under benefit plans	14,632	2,770
Proceeds from issuances of common stock under at-the-market offering program, net of $2.1 million of issuance costs	147,853	—
Net cash provided by financing activities	162,485	2,770
Net cash increase (decrease) for the period	(3,552)	6,524
Cash, cash equivalents and restricted cash at beginning of the period	78,387	92,966
Cash, cash equivalents and restricted cash at end of the period	$74,835	$99,490
Reconciliation of cash, cash equivalents and restricted cash to the condensed balance sheets
Cash and cash equivalents	$73,835	$98,490
Restricted cash	884	1,000
Restricted cash included in prepaid expenses and other current assets	116	—
Total cash, cash equivalents and restricted cash	$74,835	$99,490
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$49	$—
Vesting of options early exercised subject to repurchase	$—	$3

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet at June 30, 2026 has been derived from the financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Summary of Significant Accounting Policies

During the three and six months ended June 30, 2026, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Marketable Securities

Marketable securities consist of debt securities of government-sponsored entities. These securities are classified as available-for-sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders’ equity. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized or accreted into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management’s view that the entire portfolio is available, and the Company may use the proceeds from sales of these investments to fund current operations, as necessary.

Allowance for Credit Losses

The Company regularly reviews its portfolio for declines in fair value. For investments in an unrealized loss position, the Company assesses whether the decline is based on credit losses or other factors. As part of this assessment, the Company considers the cause of the impairment, the creditworthiness of the security issuers, current market conditions, the number of securities in an unrealized loss position, the severity of the losses, whether it will be required or will intend to sell the investment before recovery of its amortized cost basis. If fair value decline is determined to be due to a credit-related factor, the amortized cost basis is written down to fair value through net loss. If fair value decline is not due to credit-related factors, a loss is recorded in other comprehensive income or loss. The Company recognizes an allowance for credit losses up to the amount of the unrealized loss when appropriate.

The Company does not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized costs basis of the investment. Uncollectible accrued interest receivables associated with an impaired marketable security are reversed against interest income in a timely manner upon identification of the impairment.

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of June 30, 2026 and December 31, 2025 was $1.0 million, which consisted of collateral for letters of credit related to the Company’s operating leases. Restricted cash is presented as a current or non-current asset based on when the restriction is expected to expire. The current portion of restricted cash is presented in Prepaid expenses and other current assets and the non-current portion is presented in Restricted cash on the condensed balance sheets.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrant. The Company’s potentially dilutive securities include outstanding stock options under the Company’s equity incentive plan, unvested restricted stock units (RSUs), and estimated shares purchasable under the employee stock purchase plan. These securities have been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

2. Fair Value Measurements

The following tables show the Company’s cash equivalents and marketable securities measured at fair value as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$50,630	$50,630	$—	$—
Marketable securities:
U.S. Treasury securities	259,431	—	259,431	—
U.S. government agency securities	20,678	—	20,678	—
Total marketable securities	280,109	—	280,109	—
Total	$330,739	$50,630	$280,109	$—

	December 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$54,444	$54,444	$—	$—
Marketable securities:
U.S. Treasury securities	133,264	—	133,264	—
U.S. government agency securities	45,352	—	45,352	—
Total marketable securities	178,616	—	178,616	—
Total	$233,060	$54,444	$178,616	$—

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

3. Marketable Securities

The following tables summarize the Company’s marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	June 30, 2026
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$177,762	$17	$(212)	$177,567
U.S. government agency securities	Less than one	20,684	1	(7)	20,678
U.S. Treasury securities	1-3	82,243	—	(379)	81,864
Total		$280,689	$18	$(598)	$280,109

	December 31, 2025
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$107,324	$223	$—	$107,547
U.S. government agency securities	Less than one	45,215	137	—	45,352
U.S. Treasury securities	1-3	25,684	33	—	25,717
Total		$178,223	$393	$—	$178,616

The following table presents fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	June 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$227,883	$(591)	$—	$—	$227,883	$(591)
U.S. government agency securities	13,177	(7)	—	—	13,177	(7)
Total	$241,060	$(598)	$—	$—	$241,060	$(598)

As of June 30, 2026, there were 69 available-for-sale securities with an estimated fair value of $241.1 million in gross unrealized loss positions for less than 12 months. As of June 30, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

As of December 31, 2025, there were no available-for-sale securities in an unrealized loss position.

The amortized cost and fair value of marketable securities exclude $2.5 million and $1.9 million of accrued interest receivable as of June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable is included in prepaid expenses and other current assets on the Company’s condensed balance sheets.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and other employee benefits	$5,816	$5,533
Accrued research and development expenses	15,211	9,840
Accrued legal and professional fees	174	316
Accrued other general and administrative fees	581	755
Total accrued expenses and other current liabilities	$21,782	$16,444

5. Stockholders’ Equity

Common stock reserved for future issuance consisted of the following:

	June 30, 2026	December 31, 2025
Common stock options outstanding	14,409,364	13,617,445
Restricted stock units outstanding	455,750	—
Shares available for future issuance under the 2021 Incentive Award Plan	1,746,962	1,528,992
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	2,442,458	1,951,705
Pre-funded warrants outstanding	6,381,950	6,381,950
Total common stock reserved for future issuance	25,436,484	23,480,092

ATM Program

On May 8, 2025, the Company entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (the Sales Agent), under which the Company could, from time to time, sell shares of its common stock having an aggregate offering price of up to $150.0 million, in at-the-market offerings through the Sales Agent. Sales of the shares of common stock, if any, could be made at prevailing market prices at the time of sale, or as otherwise agreed with the Sales Agent, in accordance with the terms of the 2025 Sales Agreement. During the three months ended March 31, 2026, the Company sold an aggregate of 4,690,532 shares of common stock for net proceeds of $147.9 million, after deducting offering expenses, fully utilizing the capacity under the 2025 Sales Agreement.

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

As of June 30, 2026, a total of 6,381,950 pre-funded warrants remained available for exercise, including 5,381,950 2024 Pre-Funded Warrants and 1,000,000 Exchange Warrants. There were no pre-funded warrant exercises during the six months ended June 30, 2026.

6. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options, RSUs and other equity-based awards to employees, non-employee directors and consultants of the Company. Shares that are forfeited or expired under the 2020 Plan are added back to the 2021 Plan share reserve. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The Company issues new shares of common stock upon exercise of options and vesting of RSUs. As of June 30, 2026, 1,746,962 shares were available for future grant under the 2021 Plan.

Stock Options

A summary of the Company’s stock option activity for the period ended June 30, 2026 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	13,617,445	$12.58	8.0	$186,669
Granted	2,726,346	$33.43
Exercised	(1,219,678)	$11.44
Forfeited and expired	(714,749)	$14.33
Outstanding at June 30, 2026	14,409,364	$16.54	7.8	$226,331
Exercisable at June 30, 2026	6,473,183	$11.74	6.3	$130,844
Vested and expected to vest as of June 30, 2026	14,409,364	$16.54	7.8	$226,331

The total intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $28.0 million and $3.3 million, respectively.

The fair value of stock options was estimated using the following assumptions:

Six Months Ended June 30,
	2026	2025
Risk-free rate of interest	3.7 - 4.3%	3.8 - 4.4%
Expected term (years)	5.3 - 6.1	5.3 - 6.1
Expected stock price volatility	72.9 - 81.9%	86.3 - 95.4%
Dividend yield	—	—

The weighted-average grant date fair value of options granted for the six months ended June 30, 2026 and 2025 was $23.37 and $8.30 per share, respectively.

Restricted Stock Units

RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. The Company began issuing RSUs in 2026. The RSUs generally vest annually over four years provided the individual remains in continuous service of the Company. The fair value of RSUs is based on the closing price of the

Company's common stock on the grant date. A summary of the Company’s RSU activity for the period ended June 30, 2026 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	487,467	$33.93
Vested	—	$—
Forfeited	(31,717)	$33.93
Outstanding at June 30, 2026	455,750	$33.93

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of June 30, 2026, there were 2,442,458 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including stock options, RSUs and ESPP, has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$5,770	$3,690	$10,277	$7,368
General and administrative expense	4,462	2,690	7,802	5,434
Total	$10,232	$6,380	$18,079	$12,802

For the six months ended June 30, 2026 and 2025, stock-based compensation expense reversals related to award forfeitures were immaterial.

As of June 30, 2026, unrecognized compensation cost related to stock options and RSUs was $115.6 million and $14.9 million, respectively, and is expected to be recognized as expense over weighted-average periods of 2.7 years and 3.8 years, respectively.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(45,558)	$(28,098)	$(84,863)	$(56,245)
Denominator:
Weighted-average common shares outstanding	65,991,171	59,550,771	63,880,337	59,442,646
Weighted-average shares used to compute net loss per common share, basic and diluted	65,991,171	59,550,771	63,880,337	59,442,646
Net loss per share, basic and diluted	$(0.69)	$(0.47)	$(1.33)	$(0.95)

Shares issuable pursuant to the 2024 Pre-Funded Warrants and the Exchange Warrants are included in the calculation of weighted-average shares of common stock outstanding, both basic and diluted, for the three and six months ended June 30, 2026 and 2025. These warrants are exercisable at any time for nominal consideration, and therefore, the shares thereunder are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of June 30,
	2026	2025
Options to purchase common stock	14,409,364	10,408,456
Unvested restricted stock units	455,750	—
Estimated shares purchasable under the ESPP	33,762	24,737
	14,898,876	10,433,193

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

Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

Lease expense, which includes operating, short-term and variable lease costs, is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three and six months ended June 30, 2026 and 2025, respectively, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$239	$239	$478	$478
Short-term lease cost	22	22	45	45
Variable lease cost	39	35	79	67
Total lease cost	$300	$296	$602	$590

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

Year ending December 31,
2026 (remaining six months)	$455
2027	927
2028	955
2029	983
2030	1,013
Thereafter	3,035
Total minimum lease payments	7,368
Less: amount representing interest	(1,786)
Present value of lease liabilities	5,582
Less: current portion of lease liabilities	(504)
Lease liabilities, noncurrent	$5,078

	June 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years) - operating leases	7.4	7.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

9. Commitments and Contingencies

Other Funding Commitments

As of June 30, 2026, the Company had ongoing clinical and pre-clinical studies for its various programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2026, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

10. Segment Information

The Company reports segment information based on the management approach, which reflects the way in which the internal reporting is used by the chief operating decision maker (CODM) to analyze performance, make decisions and allocate resources. The CODM is the Company’s Chief Executive Officer.

The Company manages its operations as a single reportable segment, which includes all activities related to the research, development, and potential future commercialization of its small molecule drug development candidates. The CODM assesses performance and decides how to allocate resources based on net loss (presented in the condensed statements of operations and comprehensive loss). The measure of segment assets is reported on the condensed balance sheets as total assets. All long-lived assets are located in the United States.

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, to the Company’s total net loss in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses:
External research and development expenses by program:
Dabogratinib LG-UTUC	$2,512	$—	$4,952	$—
Dabogratinib IR NMIBC	5,397	2,436	10,645	3,725
Dabogratinib ACH	6,577	2,588	10,886	6,175
Dabogratinib mUC	1,270	1,993	2,884	5,248
TYRA-430 HCC	2,147	2,142	4,193	4,436
TYRA-200 ICC	661	1,329	1,671	2,794
FGFR discovery	2,486	3,311	5,018	6,443
Other development programs	1,013	457	1,862	971
Unallocated research and development expenses:
Personnel costs(1)	15,205	8,660	26,994	16,683
Facilities and other costs(2)	1,929	1,393	3,562	2,798
Total research and development expenses	39,197	24,309	72,667	49,273
General and administrative expenses(3)	9,806	7,143	18,334	14,029
Interest and other income, net	(3,445)	(3,354)	(6,138)	(7,057)
Net loss	$(45,558)	$(28,098)	$(84,863)	$(56,245)

(1) Personnel costs include $5.8 million and $3.7 million of stock-based compensation for the three months ended June 30, 2026 and 2025, respectively, and $10.3 million and $7.4 million of stock-based compensation for the six months ended June 30, 2026 and 2025, respectively.

(2) Facilities and other costs consist of research consumables, facility-related costs, depreciation and costs not attributed to a specific program.

(3) General and administrative expenses consist of personnel-related expenses, including stock-based compensation, legal fees, facility-related costs, depreciation, professional and consulting fees and insurance costs.

11. Subsequent Events

On August 4, 2026, the Company amended the 2025 Sales Agreement with the Sales Agent to increase the number of shares of its common stock that the Company may offer and sell in at-the-market offerings from $150.0 million to up to the amount registered on the effective registration statement under which the offering is made, subject to other limitations.

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

Our lead program, oral dabogratinib, was designed to be more selective for FGFR3 over FGFR1, FGFR2, and FGFR4 to minimize off-target side effects, providing potential clinical advantages over less selective first-generation compounds and potentially addressing key unmet needs across both urothelial cancers and skeletal dysplasia conditions. To date, oral dabogratinib has been administered to over 200 individuals across multiple clinical and healthy volunteer studies.

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

SURF303 for LG-UTUC: This open-label Phase 2a/b clinical trial was designed as a potential registrational trial to evaluate the efficacy and safety of oral dabogratinib at doses of 60 mg and 80 mg once daily (QD) in participants with FGFR3-altered LG-UTUC, where approximately 85% of tumors are driven by FGFR3. The Company is currently dosing and enrolling patients in SURF303, with initial results expected in 2027.

SURF302 for IR NMIBC: This open-label Phase 2 clinical trial is evaluating the efficacy and safety of oral dabogratinib at 50 mg and 60 mg QD in participants with FGFR3-altered low-grade IR NMIBC, where approximately 70% of tumors are driven by FGFR3. The Company expects to report initial results from both dose cohorts during a conference call and webcast in September 2026, including safety results from more than 40 patients and efficacy from more than 20 patients in the aggregate at both QD dose levels.

BEACH301 for ACH: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating oral dabogratinib at multiple doses (0.125, 0.25, 0.375, 0.50, and 0.625 mg/kg), in children ages 3 to 10 with ACH with open growth plates, where approximately 99% of cases are driven by FGFR3. The study has enrolled the safety sentinel cohort, consisting of at least 3 participants per dose level in children ages 5 to 10, and is enrolling a natural history run-in for cohorts 1 and 2 with children ages 3 to 10. No notable safety events have been reported to date. Initial results from the safety sentinel cohort, including 6-month annualized height velocity and safety data from all five dose levels, are expected to be reported at the end of the first quarter of 2027, which will include an aggregate of approximately 25 children.

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

Financial Overview

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily from our initial public offering (IPO), private placements of our convertible preferred stock, the issuance of common stock and pre-funded common stock warrants through a private placement and the issuance of common stock through an at-the-market offering program. Our net losses for the six months ended June 30, 2026 and 2025 were $84.9 million and $56.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $456.1 million. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $353.9 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditures into the second half of 2028. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$39,197	$24,309	$14,888
General and administrative	9,806	7,143	2,663
Total operating expenses	49,003	31,452	17,551
Loss from operations	(49,003)	(31,452)	(17,551)
Other income:
Interest and other income, net	3,445	3,354	91
Total other income	3,445	3,354	91
Net loss	$(45,558)	$(28,098)	$(17,460)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
External research and development expenses by program:
Dabogratinib LG-UTUC	$2,512	$—	$2,512
Dabogratinib IR NMIBC	5,397	2,436	2,961
Dabogratinib ACH	6,577	2,588	3,989
Dabogratinib mUC	1,270	1,993	(723)
TYRA-430 HCC	2,147	2,142	5
TYRA-200 ICC	661	1,329	(668)
FGFR discovery	2,486	3,311	(825)
Other development programs	1,013	457	556
Unallocated research and development expenses:
Personnel costs	15,205	8,660	6,545
Facilities and other costs	1,929	1,393	536
Total research and development expenses	$39,197	$24,309	$14,888

Research and development expenses were $39.2 million and $24.3 million for the three months ended June 30, 2026 and 2025, respectively. The $14.9 million increase was primarily driven by a $7.8 million increase in external costs, including an $8.7 million increase related to dabogratinib development activities supporting the ongoing SURF303, SURF302 and BEACH301 clinical trials, partially offset by a $0.9 million decrease in development activities for other programs. The remaining increase was driven by a $6.5 million increase in personnel-related expenses primarily due to headcount growth to support expanding clinical and development activities and a $0.5 million increase in facilities and other costs.

General and Administrative Expenses

General and administrative expenses were $9.8 million and $7.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $2.7 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $1.8 million, driven by headcount growth.

Other Income

Other income was $3.5 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively. The increase of $0.1 million was driven by higher average balances of cash, cash equivalents and marketable securities following the receipt of proceeds from the at-the-market offering program.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$72,667	$49,273	$23,394
General and administrative	18,334	14,029	4,305
Total operating expenses	91,001	63,302	27,699
Loss from operations	(91,001)	(63,302)	(27,699)
Other income:
Interest and other income, net	6,138	7,057	(919)
Total other income	6,138	7,057	(919)
Net loss	$(84,863)	$(56,245)	$(28,618)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
External research and development expenses by program:
Dabogratinib LG-UTUC	$4,952	$—	$4,952
Dabogratinib IR NMIBC	10,645	3,725	6,920
Dabogratinib ACH	10,886	6,175	4,711
Dabogratinib mUC	2,884	5,248	(2,364)
TYRA-430 HCC	4,193	4,436	(243)
TYRA-200 ICC	1,671	2,794	(1,123)
FGFR discovery	5,018	6,443	(1,425)
Other development programs	1,862	971	891
Unallocated research and development expenses:
Personnel costs	26,994	16,683	10,311
Facilities and other costs	3,562	2,798	764
Total research and development expenses	$72,667	$49,273	$23,394

Research and development expenses were $72.7 million and $49.3 million for the six months ended June 30, 2026 and 2025, respectively. The $23.4 million increase was primarily driven by a $12.3 million increase in external costs, including a $14.2 million increase related to dabogratinib development activities supporting the ongoing SURF303, SURF302 and BEACH301 clinical trials, partially offset by a $1.9 million decrease in development activities for other programs. The remaining increase was driven by a $10.3 million increase in personnel-related expenses due to headcount growth to support expanding clinical and development activities and a $0.8 million increase in facilities and other costs.

General and Administrative Expenses

General and administrative expenses were $18.3 million and $14.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase of $4.3 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $2.4 million, driven by headcount growth.

Other Income

Other income was $6.1 million and $7.1 million for the six months ended June 30, 2026 and 2025, respectively. The decrease of $1.0 million was primarily attributable to lower interest rates, partially offset by higher average balances of cash, cash equivalents and marketable securities following the receipt of proceeds from the at-the-market offering program.

Liquidity and Capital Resources

Sources of Liquidity

On May 8, 2025, we entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (Sales Agent), under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in at-the-market offerings through the Sales Agent. During the three months ended March 31, 2026, 4,690,532 shares of common stock were issued and sold pursuant to the 2025 Sales Agreement for net proceeds of approximately $147.9 million, after deducting offering expenses, fully utilizing the capacity under the 2025 Sales Agreement.

On August 4, 2026, we entered into an amendment to the 2025 Sales Agreement (as amended, the Amended Sales Agreement) with the Sales Agent increasing the maximum aggregate offering price for shares of our common stock that we may offer and sell in at-the-market offerings through the Sales Agent under the Amended Sales Agreement from $150.0 million to such number as would not, among other limitations, exceed the number or dollar amount of shares registered on an effective registration statement pursuant to which the offering is made and for which we have filed prior to commencing the offering a prospectus or prospectus supplement. We will file a prospectus supplement with the SEC in connection with the offer and sale of up to $250.0 million of shares of our common stock pursuant to the Amended Sales Agreement on August 4, 2026. Pursuant to the Amended Sales Agreement and, after giving effect to such prospectus supplement, we may offer and sell up to an aggregate offering price of $250.0 million of our common stock.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(63,647)	$(49,138)	$(14,509)
Investing activities	(102,390)	52,892	(155,282)
Financing activities	162,485	2,770	159,715
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,552)	$6,524	$(10,076)

Operating Activities

The increase of $14.5 million in net cash used in operating activities for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $28.6 million in net loss, offset by changes in operating assets and liabilities of $7.5 million, increases of $5.3 million in non-cash stock-based compensation expense and $1.3 million in non-cash net accretion on marketable securities.

Investing Activities

The increase of $155.3 million in net cash used in investing activities for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to an increase of $157.3 million in purchases of marketable securities and a $0.1 million increase in purchases of property and equipment, partially offset by a $2.1 million increase in maturities of marketable securities.

Financing Activities

The increase of $159.7 million in net cash provided by financing activities for the six months ended June 30, 2026, compared to the same period in 2025, was primarily due to the $147.9 million in net proceeds from the sale of common stock under the 2025 Sales Agreement and an increase of $11.8 million in proceeds from issuances of common stock under benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to meet our anticipated operating expenses and capital expenditures into the second half of 2028. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Contractual Obligations and Commitments

Other than disclosed below, there were no material changes outside the ordinary course of our business during the six months ended June 30, 2026 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

As of June 30, 2026, total future aggregate operating lease commitments were $7.4 million, with approximately $0.5 million due during 2026, and the remaining due in periods from 2027 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

Recently Adopted Accounting Pronouncements

See Note 1 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may potentially impact our financial position and results of operations.

Emerging Growth Company, Smaller Reporting Company and Non-Accelerated Filer Status

We will lose “emerging growth company” status as of December 31, 2026, the last day of the fiscal year following the fifth anniversary of the completion of our IPO. As such, after such date, we will no longer be permitted to rely on exemptions from certain disclosure requirements available to emerging growth companies. In addition, based on the market value of our common stock held by our non-affiliates as of June 30, 2026, we will no longer be a “smaller reporting company.” Accordingly, we will cease to be eligible to use the requirements for a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2027, and will thus be subject to additional disclosure and compliance requirements. Because we remain eligible to use the requirements for smaller reporting companies through December 31, 2026, we will continue to be a non-accelerated filer as of December 31, 2026 and will remain a “non-accelerated filer” through December 31, 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2025 Annual Report.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Director and Officer Trading Arrangements

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, our officers and directors took the following actions with respect to such trading arrangements:

			Trading Arrangement
Name and Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares Authorized to be Sold***	Expiration Date

Douglas Warner, M.D., Chief Medical Officer	Adoption	5/7/2026 5/12/2026	X X		74,000 (1)	2/26/2027 (2)
Alan Fuhrman, Chief Financial Officer	Adoption	5/12/2026	X		(1)	(2)
Julia Rueb, Vice President, Finance (principal accounting officer)	Adoption	5/12/2026	X		(1)	(2)
Todd Harris, President, Chief Executive Officer and Director	Adoption	5/13/2026	X		(1)	(2)
Bhavesh Ashar, Chief Operating Officer	Adoption	5/14/2026	X		(1)	(2)

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

(1) Refers to a sell-to-cover instruction letter intended to comply with the requirements of Rule 10b5-1(c) authorizing the pre-arranged sale of shares of our common stock to satisfy tax withholding obligations of the Company arising from the vesting of any restricted stock units (RSUs) and performance stock units (PSUs), and the related issuance of shares of common stock, issued pursuant to our 2021 Incentive Award Plan and any successor plan. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under each instruction letter is dependent on future events which cannot be known at this time, including the future trading price of our common stock.

(2) The expiration date relating to each instruction letter is dependent on future events which cannot be known at this time, including the final vesting date of the applicable RSUs and PSUs and the officer or director’s termination of service.

Amended At-the-Market Sales Agreement

On August 4, 2026, we entered into an amendment to the 2025 Sales Agreement (the Sales Agreement Amendment) with the Sales Agent (the 2025 Sales Agreement, as amended by the Sales Agreement Amendment, the Amended Sales Agreement) increasing the maximum aggregate offering price for shares of our common stock that we may offer and sell in at-the-market offerings through the Sales Agent under the Amended Sales Agreement from $150.0 million to such number as would not, among other limitations, exceed the number or dollar amount of shares registered on an effective registration statement pursuant to which the offering is made and for which we have filed prior to commencing the offering a prospectus or prospectus supplement. Prior to executing the Sales Agreement Amendment, we had fully utilized the $150.0 million available for issuance under the 2025 Sales Agreement. The foregoing description of the Sales Agreement Amendment is not complete and is qualified in its entirety by reference to the Sales Agreement Amendment, a copy of which is filed as an exhibit to this Quarterly Report and is incorporated herein by reference. Any sales of common stock under the Amended Sales Agreement will be made pursuant to our previously filed shelf registration statement on Form S-3 (File No. 333-287086), which was declared effective on May 16, 2025, or any successor registration statement that we may file and becomes effective. We will file a prospectus supplement with the SEC in connection with the offer and sale of up to $250.0 million of shares of our common stock pursuant to the Amended Sales Agreement on August 4, 2026. Pursuant to the Amended Sales Agreement and, after giving effect to such prospectus supplement, we may offer and sell up to an aggregate offering price of $250.0 million of our common stock. A copy of the opinion of Latham & Watkins LLP relating to the validity of the securities to be issued pursuant to the Amended Sales Agreement and such prospectus supplement is filed as Exhibit 5.1 to this Quarterly Report.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 29, 2024	8-K	5/31/24	3.1
3.3	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated March 5, 2021, by and among the Registrant and certain of its stockholders	S-1/A	9/9/21	4.2
4.3	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
4.4	Form of Exchange Warrant	8-K	10/18/24	4.1
5.1	Opinion of Latham & Watkins LLP				X
10.1#	Non-Employee Director Compensation Program, amended and restated effective May 28, 2026				X
10.2#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Tyra Biosciences, Inc. 2021 Incentive Award Plan				X
10.3	Amendment No. 1 to Sales Agreement, dated August 4, 2026, between the Registrant and TD Securities (USA) LLC				X
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TYRA BIOSCIENCES, INC.

Date: August 4, 2026	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial Officer)