Form 10-Q
period 2026-09-30
Tyra Biosciences, Inc.
filed 2026-11-10
CIK 1863127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 69,082,747 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Tyra Biosciences, Inc.
Condensed Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$456,016	$77,387
Marketable securities	244,532	178,616
Prepaid expenses and other current assets	11,070	9,447
Total current assets	711,618	265,450
Restricted cash	884	1,000
Property and equipment, net	1,084	1,314
Right-of-use assets	5,179	5,573
Other long-term assets	8,761	9,272
Total assets	$727,526	$282,609
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,301	$1,178
Lease liabilities, current	521	472
Accrued expenses and other current liabilities	25,917	16,444
Total current liabilities	29,739	18,094
Lease liabilities, noncurrent	4,943	5,338
Total liabilities	34,682	23,432
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 68,982,238 and 53,706,357 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7	5
Additional paid-in capital	1,201,364	630,037
Accumulated other comprehensive income (loss)	(1,284)	393
Accumulated deficit	(507,243)	(371,258)
Total stockholders’ equity	692,844	259,177
Total liabilities and stockholders’ equity	$727,526	$282,609

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.
Condensed Statements of Operations and Comprehensive Loss

(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$43,144	$25,469	$115,812	$74,742
General and administrative	11,741	7,475	30,075	21,504
Total operating expenses	54,885	32,944	145,887	96,246
Loss from operations	(54,885)	(32,944)	(145,887)	(96,246)
Other income:
Interest and other income, net	3,763	3,076	9,902	10,133
Total other income	3,763	3,076	9,902	10,133
Net loss	(51,122)	(29,868)	(135,985)	(86,113)
Unrealized gain (loss) on marketable securities, net	(704)	6	(1,677)	(328)
Comprehensive loss	$(51,826)	$(29,862)	$(137,662)	$(86,441)
Net loss per share, basic and diluted	$(0.74)	$(0.50)	$(2.07)	$(1.45)
Weighted-average shares used to compute net loss per share, basic and diluted	69,082,673	59,670,757	65,633,506	59,523,977

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	50,749,945	$5	$593,687	$770	$(251,311)	$343,151
Issuance of common stock pursuant to pre-funded warrant exercise	2,000,069	—	—	—	—	—
Issuance of common stock under benefit plans	335,626	—	2,187	—	—	2,187
Vesting of shares of common stock subject to repurchase	4,317	—	3	—	—	3
Stock-based compensation	—	—	6,422	—	—	6,422
Unrealized loss on marketable securities, net	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(28,147)	(28,147)
Balance at March 31, 2025	53,089,957	$5	$602,299	$688	$(279,458)	$323,534
Issuance of common stock under benefit plans	143,537	—	583	—	—	583
Stock-based compensation	—	—	6,380	—	—	6,380
Unrealized loss on marketable securities, net	—	—	—	(252)	—	(252)
Net loss	—	—	—	—	(28,098)	(28,098)
Balance at June 30, 2025	53,233,494	$5	$609,262	$436	$(307,556)	$302,147
Issuance of common stock under benefit plans	84,704	—	647	—	—	647
Stock-based compensation	—	—	7,577	—	—	7,577
Unrealized gain on marketable securities, net	—	—	—	6	—	6
Net loss	—	—	—	—	(29,868)	(29,868)
Balance at September 30, 2025	53,318,198	$5	$617,486	$442	$(337,424)	$280,509

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	53,706,357	$5	$630,037	$393	$(371,258)	$259,177
Issuance of common stock under benefit plans	1,072,798	—	12,289	—	—	12,289
Issuance of common stock under at-the-market offering program, net of issuance costs	4,690,532	1	147,852	—	—	147,853
Stock-based compensation	—	—	7,847	—	—	7,847
Unrealized loss on marketable securities, net	—	—	—	(286)	—	(286)
Net loss	—	—	—	—	(39,305)	(39,305)
Balance at March 31, 2026	59,469,687	$6	$798,025	$107	$(410,563)	$387,575
Issuance of common stock under benefit plans	193,190	—	2,102	—	—	2,102
Stock-based compensation	—	—	10,232	—	—	10,232
Unrealized loss on marketable securities, net	—	—	—	(687)	—	(687)
Net loss	—	—	—	—	(45,558)	(45,558)
Balance at June 30, 2026	59,662,877	$6	$810,359	$(580)	$(456,121)	$353,664
Issuance of common stock under benefit plans	240,361	—	2,676	—	—	2,676
Issuance of common stock and pre-funded warrants, net of issuance costs	9,079,000	1	376,173	—	—	376,174
Stock-based compensation	—	—	12,156	—	—	12,156
Unrealized loss on marketable securities, net	—	—	—	(704)	—	(704)
Net loss	—	—	—	—	(51,122)	(51,122)
Balance at September 30, 2026	68,982,238	$7	$1,201,364	$(1,284)	$(507,243)	$692,844

See accompanying notes to unaudited condensed financial statements.

Tyra Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(135,985)	$(86,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	406	414
Stock-based compensation	30,235	20,379
Accretion of marketable securities, net	(367)	(1,993)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,238)	(5,484)
Accounts payable, accrued expenses and other liabilities	11,043	1,213
Right-of-use assets and lease liabilities, net	48	66
Net cash used in operating activities	(95,858)	(71,518)
Cash flows from investing activities:
Purchases of marketable securities	(203,275)	(92,148)
Maturities of marketable securities	136,050	130,318
Purchases of property and equipment	(244)	(84)
Net cash provided by (used in) investing activities	(67,469)	38,086
Cash flows from financing activities:
Proceeds from issuance of common stock under benefit plans	17,308	3,417
Proceeds from issuance of common stock under at-the-market offering program, net of issuance costs paid	147,852	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs paid	376,796	—
Net cash provided by financing activities	541,956	3,417
Net cash increase (decrease) for the period	378,629	(30,015)
Cash, cash equivalents and restricted cash at beginning of the period	78,387	92,966
Cash, cash equivalents and restricted cash at end of the period	$457,016	$62,951
Reconciliation of cash, cash equivalents and restricted cash to the condensed balance sheets
Cash and cash equivalents	$456,016	$61,951
Restricted cash	884	1,000
Restricted cash included in prepaid expenses and other current assets	116	—
Total cash, cash equivalents and restricted cash	$457,016	$62,951
Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$25
Vesting of options early exercised subject to repurchase	$—	$3
Issuance costs for common stock and pre-funded warrants included in accrued expenses and other current liabilities	$622	$—

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

Basis of Presentation

The unaudited condensed financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and pursuant to the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) promulgated by the Financial Accounting Standards Board (FASB). The unaudited condensed financial statements include only normal and recurring adjustments that are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results for a full year or future interim periods. The December 31, 2025 condensed balance sheet has been derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for complete financial statements. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Summary of Significant Accounting Policies

During the three and nine months ended September 30, 2026, there have been no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Marketable Securities

Marketable securities consist of U.S. Treasury securities and U.S. government agency securities. These securities are classified as available-for-sale, as the sale of such securities may be required prior to their maturity. Available-for-sale securities are recorded at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income or loss and included as a separate component of stockholders’ equity. The amortized cost of available-for-sale securities reflects amortization of premiums and accretion of discounts to maturity. Premiums and discounts on debt securities are amortized or accreted into interest and other income, net. The Company classifies investments in marketable debt securities as current assets, regardless of the stated maturity date, which may be beyond one year from the current balance sheet date. Short-term classification reflects management’s view that the entire portfolio is available, and the Company may use the proceeds from sales of these investments to fund current operations, as necessary.

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

Restricted Cash

Restricted cash is comprised of cash that is restricted as to its withdrawal or use under the terms of certain contractual agreements. Restricted cash as of September 30, 2026 and December 31, 2025 was $1.0 million, which consisted of collateral for a letter of credit related to the Company’s operating leases. Restricted cash is presented as a current or noncurrent asset based on when the restriction is expected to expire. The current portion of restricted cash is presented in prepaid expenses and other current assets, and the noncurrent portion is presented in restricted cash on the condensed balance sheets.

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

Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. In January 2025, the FASB issued ASU 2025-01, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, to clarify the effective date of ASU 2024-03. These amendments are intended to provide more information about certain costs and expenses on an interim and annual basis. The amendments are effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The new standards are expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. ASU 2025-11 improves clarity for interim financial reporting requirements under the existing guidance within ASC 270, Interim Reporting. ASU 2025-11 is effective for public entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

2. Fair Value Measurements

The following tables show the Company’s cash equivalents and marketable securities measured at fair value as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$432,614	$432,614	$—	$—
Marketable securities:
U.S. Treasury securities	240,809	—	240,809	—
U.S. government agency securities	3,723	—	3,723	—
Total marketable securities	244,532	—	244,532	—
Total	$677,146	$432,614	$244,532	$—

	December 31, 2025
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market funds	$54,444	$54,444	$—	$—
Marketable securities:
U.S. Treasury securities	133,264	—	133,264	—
U.S. government agency securities	45,352	—	45,352	—
Total marketable securities	178,616	—	178,616	—
Total	$233,060	$54,444	$178,616	$—

The carrying amounts of the Company’s prepaid expenses and other current assets, accounts payable, and accrued and other current liabilities approximate fair value due to their short maturities. None of the Company’s non-financial assets or liabilities are recorded at fair value on a non-recurring basis. There were no transfers between Levels 1, 2 or 3 for any of the periods presented.

3. Marketable Securities

The following tables summarize the Company’s marketable securities (see below and Note 2) accounted for as available-for-sale securities (in thousands, except years):

	September 30, 2026
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$178,770	$—	$(500)	$178,270
U.S. government agency securities	Less than one	3,727	—	(4)	3,723
U.S. Treasury securities	1-3	63,319	—	(780)	62,539
Total		$245,816	$—	$(1,284)	$244,532

	December 31, 2025
	Maturity (in years)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
U.S. Treasury securities	Less than one	$107,324	$223	$—	$107,547
U.S. government agency securities	Less than one	45,215	137	—	45,352
U.S. Treasury securities	1-3	25,684	33	—	25,717
Total		$178,223	$393	$—	$178,616

The following table presents fair values and gross unrealized losses for those available-for-sale securities that were in an unrealized loss position, aggregated by category and the length of time that the securities have been in a continuous loss position (in thousands):

	September 30, 2026
	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$240,809	$(1,280)	$—	$—	$240,809	$(1,280)
U.S. government agency securities	3,723	(4)	—	—	3,723	(4)
Total	$244,532	$(1,284)	$—	$—	$244,532	$(1,284)

As of September 30, 2026, there were 70 available-for-sale securities with an estimated fair value of $244.5 million in gross unrealized loss positions for less than 12 months. As of September 30, 2026, unrealized losses on available-for-sale securities are not attributed to credit risk. The Company believes that an allowance for credit losses is unnecessary because the unrealized loss is due to market factors and interest rate fluctuations. Additionally, the Company does not intend to sell the securities nor is it more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis.

As of December 31, 2025, there were no available-for-sale securities in an unrealized loss position.

The amortized cost and fair value of marketable securities exclude $2.2 million and $1.9 million of accrued interest receivable as of September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable is included in prepaid expenses and other current assets on the Company’s condensed balance sheets.

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development expenses	$17,299	$9,840
Accrued payroll and other employee benefits	6,818	5,533
Accrued legal and professional fees	853	316
Accrued other general and administrative fees	947	755
Total accrued expenses and other current liabilities	$25,917	$16,444

5. Stockholders’ Equity

Common stock reserved for future issuance consisted of the following:

	September 30, 2026	December 31, 2025
Common stock options outstanding	14,415,645	13,617,445
Restricted stock units outstanding	549,841	—
Shares available for future issuance under the 2021 Incentive Award Plan	1,445,392	1,528,992
Shares available for future issuance under the 2021 Employee Stock Purchase Plan	2,403,295	1,951,705
Pre-funded warrants outstanding	15,460,479	6,381,950
Total common stock reserved for future issuance	34,274,652	23,480,092

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

On August 4, 2026, the Company amended the 2025 Sales Agreement (as amended, the Amended Sales Agreement) to increase the maximum aggregate offering price of common stock that may be sold in at-the-market offerings through the Sales Agent to up to the amount registered under an effective registration statement and for which an applicable prospectus supplement is filed, subject to other limitations. On the same date, the Company filed a prospectus supplement covering the offer and sale of up to $250.0 million of common stock under the Amended Sales Agreement. No shares were sold under the Amended Sales Agreement during the three months ended September 30, 2026, and $250.0 million remained available as of that date.

2024 Pre-Funded Warrants

On February 1, 2024, the Company entered into a securities purchase agreement, pursuant to which the Company sold 9,286,023 shares of the Company’s common stock at a price of $13.01 per share and pre-funded warrants to purchase 6,087,230 shares of common stock (the 2024 Pre-Funded Warrants) at a purchase price of $13.009 per 2024 Pre-Funded Warrant. Each 2024 Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, is immediately exercisable on the date of issuance and will not expire. The Company received net proceeds of $199.6 million, after deducting offering expenses. The 2024 Pre-Funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders’ equity.

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

2026 Offering of Common Stock and Pre-Funded Warrants

On September 15, 2026, the Company completed an offering in which it issued and sold 9,079,000 shares of common stock at an offering price of $22.03 per share and pre-funded warrants to purchase 9,078,529 shares of common stock (the 2026 Pre-Funded Warrants) at an offering price of $22.029 per 2026 Pre-Funded Warrant. All of the 2026 Pre-Funded Warrants were issued to an existing stockholder of the Company that is affiliated with a member of the Company’s Board of Directors. The Company received net proceeds of $376.2 million, after deducting underwriting discounts and commissions and other offering expenses. Each 2026 Pre-Funded Warrant has an exercise price of $0.001 per share of common stock, is exercisable immediately, and does not expire until exercised in full. The 2026 Pre-Funded Warrants may be exercised for cash or on a cashless basis. The 2026 Pre-Funded Warrants did not meet the characteristics of a liability or a derivative and are classified within stockholders’ equity.

As of September 30, 2026, a total of 15,460,479 pre-funded warrants remained available for exercise, including 5,381,950 2024 Pre-Funded Warrants, 1,000,000 Exchange Warrants and 9,078,529 2026 Pre-Funded Warrants. There were no pre-funded warrant exercises during the nine months ended September 30, 2026.

6. Equity Incentive Plans and Stock-Based Compensation

2021 Incentive Award Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Incentive Award Plan (the 2021 Plan). Upon the adoption of the 2021 Plan, the Company restricted the grant of future equity awards under the 2020 Equity Incentive Plan (the 2020 Plan).

The 2021 Plan provides for the grants of stock options, RSUs and other equity-based awards to employees, non-employee directors and consultants of the Company. Shares that are forfeited or expired under the 2020 Plan are added back to the 2021 Plan share reserve. In addition, the number of shares of the Company’s common stock available for issuance under the 2021 Plan automatically increases on the first day of each fiscal year, beginning with the Company’s 2022 fiscal year, in an amount equal to the lesser of (1) 5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year, or (2) such smaller amount as determined by the Company’s Board of Directors. The Company issues new shares of common stock upon exercise of options and vesting of RSUs. As of September 30, 2026, 1,445,392 shares were available for future grant under the 2021 Plan.

Stock Options

A summary of the Company’s stock option activity for the period ended September 30, 2026 is as follows (in thousands, except share and per share data and years):

	Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	13,617,445	$12.58	8.0	$186,669
Granted	3,085,746	$33.00
Exercised	(1,420,876)	$11.41
Forfeited and expired	(866,670)	$14.98
Outstanding at September 30, 2026	14,415,645	$16.92	7.6	$105,369
Exercisable at September 30, 2026	7,100,300	$12.19	6.3	$71,682
Vested and expected to vest as of September 30, 2026	14,415,645	$16.92	7.6	$105,369

The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $31.0 million and $3.5 million, respectively.

The fair value of stock options was estimated using the following assumptions:

Nine Months Ended September 30,
	2026	2025
Risk-free rate of interest	3.7 - 4.6%	3.8 - 4.4%
Expected term (years)	5.3 - 6.1	5.1 - 6.1
Expected stock price volatility	72.9 - 81.9%	84.8 - 95.4%
Dividend yield	—	—

The weighted-average grant date fair value of options granted for the nine months ended September 30, 2026 and 2025 was $23.02 and $8.10 per share, respectively.

Restricted Stock Units

RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. The Company began issuing RSUs in 2026. RSUs vest over periods of up to four years, subject to continued service. The fair value of RSUs is based on the closing price of the Company’s common stock on the grant date. A summary of the Company’s RSU activity for the period ended September 30, 2026 is as follows:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	—	$—
Granted	589,225	$33.21
Vested	—	$—
Forfeited	(39,384)	$33.93
Outstanding at September 30, 2026	549,841	$33.16

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors adopted, and its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP). The ESPP permits eligible employees who elect to participate in an offering under the ESPP to have up to 15% of their eligible earnings withheld, subject to certain limitations, to purchase shares of common stock pursuant to the ESPP. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant date of purchase. As of September 30, 2026, there were 2,403,295 shares available for future purchase under the ESPP.

Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards, including stock options, RSUs and ESPP, has been reported in the condensed statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$7,082	$4,114	$17,359	$11,482
General and administrative expense	5,074	3,463	12,876	8,897
Total	$12,156	$7,577	$30,235	$20,379

As of September 30, 2026, unrecognized compensation cost related to stock options and RSUs was $108.7 million and $16.5 million, respectively, and is expected to be recognized as expense over weighted-average periods of 2.5 years and 3.6 years, respectively.

7. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(51,122)	$(29,868)	$(135,985)	$(86,113)
Denominator:
Weighted-average common shares outstanding	69,082,673	59,670,757	65,633,506	59,523,977
Weighted-average shares used to compute net loss per common share, basic and diluted	69,082,673	59,670,757	65,633,506	59,523,977
Net loss per share, basic and diluted	$(0.74)	$(0.50)	$(2.07)	$(1.45)

Shares of common stock issuable upon exercise of the 2024 Pre-Funded Warrants, Exchange Warrants and 2026 Pre-Funded Warrants are included in the calculation of basic and diluted weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2026. Shares of common stock issuable upon exercise of the 2024 Pre-Funded Warrants and Exchange Warrants are included in the calculation of basic and diluted weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2025. These warrants are exercisable at any time for nominal consideration, and therefore, the shares thereunder are considered outstanding for the purpose of calculating basic and diluted net loss per share.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive.

	As of September 30,
	2026	2025
Options to purchase common stock	14,415,645	13,218,558
Unvested restricted stock units	549,841	—
Estimated shares purchasable under the ESPP	6,774	4,173
Total	14,972,260	13,222,731

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

Cash paid for amounts included in the measurement of lease liabilities was $0.2 million for each of the three months ended September 30, 2026 and 2025, and $0.7 million for each of the nine months ended September 30, 2026 and 2025.

Lease expense, which includes operating, short-term and variable lease costs, is recorded within research and development and general and administrative expenses in the condensed statements of operations and comprehensive loss. Components of lease cost for the three and nine months ended September 30, 2026 and 2025, respectively, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$240	$240	$718	$718
Short-term lease cost	24	21	71	67
Variable lease cost	40	35	119	103
Total lease cost	$304	$296	$908	$888

Maturities of lease liabilities, weighted-average remaining term and weighted-average discount rate were as follows (in thousands):

Year ending December 31,
2026 (remaining three months)	$229
2027	927
2028	955
2029	983
2030	1,013
Thereafter	3,035
Total minimum lease payments	7,142
Less: amount representing interest	(1,678)
Present value of lease liabilities	5,464
Less: current portion of lease liabilities	(521)
Lease liabilities, noncurrent	$4,943

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (years) - operating leases	7.2	7.9
Weighted-average incremental borrowing rate - operating leases	8.07%	8.07%

9. Commitments and Contingencies

Other Funding Commitments

As of September 30, 2026, the Company had ongoing clinical and preclinical studies for its various programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company’s option and do not have significant cancellation penalties.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2026, and no material legal proceedings are currently pending or threatened. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss.

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

The table below shows a reconciliation of the Company’s net loss, including the significant expense categories regularly provided to and reviewed by the CODM, to the Company’s total net loss in the condensed statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses:
External research and development expenses by program:
Dabogratinib LG-UTUC	$4,508	$498	$9,460	$498
Dabogratinib IR NMIBC	7,318	1,821	17,963	5,546
Dabogratinib ACH	5,868	3,590	16,755	9,764
Dabogratinib mUC	295	2,744	3,179	7,992
TYRA-430 HCC	2,304	2,299	6,496	6,735
TYRA-200 ICC	622	682	2,293	3,475
FGFR discovery	2,245	2,362	7,263	8,805
Other development programs	774	825	2,636	1,798
Unallocated research and development expenses:
Personnel costs(1)	16,991	8,858	43,985	25,541
Facilities and other costs(2)	2,219	1,790	5,782	4,588
Total research and development expenses	43,144	25,469	115,812	74,742
General and administrative expenses(3)	11,741	7,475	30,075	21,504
Interest and other income, net	(3,763)	(3,076)	(9,902)	(10,133)
Net loss	$(51,122)	$(29,868)	$(135,985)	$(86,113)

(1) Personnel costs include $7.1 million and $4.1 million of stock-based compensation for the three months ended September 30, 2026 and 2025, respectively, and $17.4 million and $11.5 million of stock-based compensation for the nine months ended September 30, 2026 and 2025, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions, including, without limitation, the risk factors described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

We are currently advancing oral dabogratinib in three Phase 2 trials for three outsized market indications: SURF303, evaluating the treatment of low-grade upper tract urothelial carcinoma (LG-UTUC); SURF302, evaluating the treatment of low-grade intermediate risk non-muscle invasive bladder cancer (IR NMIBC); and BEACH301, evaluating the treatment of achondroplasia (ACH) in children. If we are successful with these Phase 2 studies, we expect to advance oral dabogratinib toward three potential registrational trials in LG-UTUC, low-grade IR NMIBC and ACH. We are calling this approach our “dabogratinib 3x3” strategy.

SURF303 for LG-UTUC: This open-label Phase 2a/b clinical trial was designed as a potential registrational trial to evaluate the efficacy and safety of oral dabogratinib at doses of 60 mg and 80 mg once daily (QD) in participants with FGFR3-altered LG-UTUC, where approximately 85% of tumors are driven by FGFR3. In September 2026, we announced that the first patient treated in SURF303 achieved a complete response (CR) at the 3-month assessment with 60 mg QD, with no observed treatment-emergent adverse events (TEAEs), and remained on study drug as of the August 31, 2026 data cutoff. We are continuing to dose and enroll patients in SURF303, with additional results expected in 2027.

SURF302 for IR NMIBC: This open-label Phase 2 clinical trial is evaluating the efficacy and safety of oral dabogratinib at 50 mg and 60 mg QD in participants with FGFR3-altered low-grade IR NMIBC, where approximately 70% of tumors are driven by FGFR3. In September 2026, we announced initial results from SURF302. The results demonstrated clinical proof of concept for selective oral FGFR3 inhibition and supported 60 mg QD as the potential dose for our planned registrational adjuvant development strategy. As of the August 31, 2026 data cutoff, initial safety and tolerability results for oral dabogratinib were favorable across the 60 mg QD (n=22) and 50 mg QD (n=22) dose cohorts. Grade 3 treatment-related adverse events occurred in 2 of 44 participants (4.5%) across both cohorts, both at 50 mg QD, with none at 60 mg QD, and there were no Grade 4 or 5 TEAEs. No clinically significant hyperphosphatemia, nail toxicity, or ocular toxicity was observed. As of the data cutoff, 26 participants were evaluable for efficacy across the 60 mg QD (n=14) and 50 mg QD (n=12) cohorts. In the 60 mg QD cohort, the overall response rate (ORR) was 79% (11/14) and the best overall response CR rate was 64% (9/14) among participants with single and multiple marker lesions, and the ORR was 100% (8/8) and the best overall response CR rate was 75% (6/8) among participants with a single marker lesion. Best overall response CR rates include one 60 mg participant with a 3-month partial response who converted to CR at the 6-month assessment. All responses are subject to change with continued treatment and follow-up. We have completed enrollment in the 60 mg QD cohort and are enrolling a 70 mg QD cohort to explore dabogratinib in the ablative setting. We also plan to engage health authorities on Phase 3 study design and dose selection and, subject to that feedback, to continue preparations for a planned registrational adjuvant study expected to be initiated in 2027.

BEACH301 for ACH: This study is an open-label, Phase 2 dose-escalation/dose-expansion trial evaluating oral dabogratinib at multiple doses (0.125, 0.25, 0.375, 0.50, and 0.625 mg/kg), in children ages 3 to 10 with ACH with open growth plates, where approximately 99% of cases are driven by FGFR3. The study has advanced through five dose levels in the safety sentinel cohort. Given the favorable safety data seen to date across dose levels 1 through 5, the Data Safety Monitoring Committee authorized the opening of a sixth dose level to evaluate 0.875 mg/kg in the safety sentinel cohort. Initial results from the safety sentinel cohort, including 6-month annualized height velocity and safety data, are expected to be reported in 2027, which will include an aggregate of approximately 25 children.

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

Financial Overview

Since the commencement of our operations in 2018, we have devoted substantially all of our resources to organizing and staffing the company, business planning, raising capital, developing our proprietary SNÅP platform, undertaking research and development activities for our development programs, establishing our intellectual property portfolio, and providing general and administrative support for our operations. We have not generated any revenue to date and have funded our operations primarily through proceeds from the sales of common stock and pre-funded warrants. Our net losses for the nine months ended September 30, 2026 and 2025 were $136.0 million and $86.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $507.2 million. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $700.5 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditures through 2030. We have never generated any revenue and do not expect to generate any revenue from product sales unless and until we successfully complete the development of and obtain regulatory approval for our product candidates, which will not be for several years, if ever. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. If we are unable to raise additional capital or enter into such arrangements when needed, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$43,144	$25,469	$17,675
General and administrative	11,741	7,475	4,266
Total operating expenses	54,885	32,944	21,941
Loss from operations	(54,885)	(32,944)	(21,941)
Other income:
Interest and other income, net	3,763	3,076	687
Total other income	3,763	3,076	687
Net loss	$(51,122)	$(29,868)	$(21,254)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
External research and development expenses by program:
Dabogratinib LG-UTUC	$4,508	$498	$4,010
Dabogratinib IR NMIBC	7,318	1,821	5,497
Dabogratinib ACH	5,868	3,590	2,278
Dabogratinib mUC	295	2,744	(2,449)
TYRA-430 HCC	2,304	2,299	5
TYRA-200 ICC	622	682	(60)
FGFR discovery	2,245	2,362	(117)
Other development programs	774	825	(51)
Unallocated research and development expenses:
Personnel costs	16,991	8,858	8,133
Facilities and other costs	2,219	1,790	429
Total research and development expenses	$43,144	$25,469	$17,675

Research and development expenses were $43.1 million and $25.5 million for the three months ended September 30, 2026 and 2025, respectively. The $17.6 million increase was driven by a $9.1 million increase in external costs, primarily related to dabogratinib development activities supporting the ongoing SURF303, SURF302 and BEACH301 clinical trials. The remaining increase was driven by an $8.1 million increase in personnel-related expenses primarily due to headcount growth to support expanding clinical and development activities and a $0.4 million increase in facilities and other costs.

General and Administrative Expenses

General and administrative expenses were $11.7 million and $7.5 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $4.2 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $1.6 million, driven by headcount growth.

Other Income

Other income was $3.8 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase of $0.7 million was driven by higher average balances of cash, cash equivalents and marketable securities following the receipt of proceeds from the sales of common stock and pre-funded warrants.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$115,812	$74,742	$41,070
General and administrative	30,075	21,504	8,571
Total operating expenses	145,887	96,246	49,641
Loss from operations	(145,887)	(96,246)	(49,641)
Other income:
Interest and other income, net	9,902	10,133	(231)
Total other income	9,902	10,133	(231)
Net loss	$(135,985)	$(86,113)	$(49,872)

Research and Development Expenses

The following table summarizes our research and development expenses by development program for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
External research and development expenses by program:
Dabogratinib LG-UTUC	$9,460	$498	$8,962
Dabogratinib IR NMIBC	17,963	5,546	12,417
Dabogratinib ACH	16,755	9,764	6,991
Dabogratinib mUC	3,179	7,992	(4,813)
TYRA-430 HCC	6,496	6,735	(239)
TYRA-200 ICC	2,293	3,475	(1,182)
FGFR discovery	7,263	8,805	(1,542)
Other development programs	2,636	1,798	838
Unallocated research and development expenses:
Personnel costs	43,985	25,541	18,444
Facilities and other costs	5,782	4,588	1,194
Total research and development expenses	$115,812	$74,742	$41,070

Research and development expenses were $115.8 million and $74.7 million for the nine months ended September 30, 2026 and 2025, respectively. The $41.1 million increase was primarily driven by a $21.5 million increase in external costs, including a $23.6 million increase related to dabogratinib development activities supporting the ongoing SURF303, SURF302 and BEACH301 clinical trials, partially offset by a $2.1 million decrease in development activities for other programs. The remaining increase was driven by an $18.4 million increase in personnel-related expenses due to headcount growth to support expanding clinical and development activities and a $1.2 million increase in facilities and other costs.

General and Administrative Expenses

General and administrative expenses were $30.1 million and $21.5 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of $8.6 million was primarily related to higher compensation and other personnel expenses, including an increase in non-cash stock-based compensation costs of $4.0 million, driven by headcount growth.

Other Income

Other income was $9.9 million and $10.1 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $0.2 million was primarily attributable to lower interest rates, partially offset by higher average balances of cash, cash equivalents and marketable securities following the receipt of proceeds from the sales of common stock and pre-funded warrants.

Liquidity and Capital Resources

Sources of Liquidity

On May 8, 2025, we entered into a sales agreement (the 2025 Sales Agreement) with TD Securities (USA) LLC (Sales Agent), under which we could, from time to time, sell shares of our common stock having an aggregate offering price of up to $150.0 million in at-the-market offerings through the Sales Agent. During the three months ended March 31, 2026, 4,690,532 shares of common stock were issued and sold pursuant to the 2025 Sales Agreement for net proceeds of $147.9 million, after deducting offering expenses, fully utilizing the capacity under the 2025 Sales Agreement.

On August 4, 2026, we amended the 2025 Sales Agreement (as amended, the Amended Sales Agreement) to increase the maximum aggregate offering price of common stock that may be sold in at-the-market offerings through the Sales Agent to up to the amount registered under an effective registration statement and for which an applicable prospectus supplement is filed, subject to other limitations. On the same date, we filed a prospectus supplement covering the offer and sale of up to $250.0 million of common stock under the Amended Sales Agreement. As of September 30, 2026, we had not sold any shares under the Amended Sales Agreement.

On September 15, 2026, we completed an offering in which we issued and sold 9,079,000 shares of common stock and pre-funded warrants to purchase 9,078,529 shares of common stock (the 2026 Pre-Funded Warrants). We received net proceeds of $376.2 million from the offering, after deducting underwriting discounts and commissions and other offering expenses.

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(95,858)	$(71,518)	$(24,340)
Investing activities	(67,469)	38,086	(105,555)
Financing activities	541,956	3,417	538,539
Net increase (decrease) in cash, cash equivalents and restricted cash	$378,629	$(30,015)	$408,644

Operating Activities

The increase of $24.3 million in net cash used in operating activities for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $49.9 million in net loss, offset by changes in operating assets and liabilities of $14.1 million, an increase of $9.9 million in non-cash stock-based compensation expense and a $1.6 million decrease in non-cash net accretion on marketable securities.

Investing Activities

The increase of $105.6 million in net cash used in investing activities for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to an increase of $111.1 million in purchases of marketable securities and a $0.2 million increase in purchases of property and equipment, partially offset by a $5.7 million increase in maturities of marketable securities.

Financing Activities

The increase of $538.5 million in net cash provided by financing activities for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily due to $376.8 million of cash proceeds from the sale of common stock and the 2026 Pre-Funded Warrants, excluding $0.6 million of unpaid issuance costs included in accrued expenses and other current liabilities, $147.9 million in net proceeds from the sale of common stock under the 2025 Sales Agreement and an increase of $13.8 million in proceeds from issuances of common stock under benefit plans.

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to meet our anticipated operating expenses and capital expenditures through 2030. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting preclinical studies and testing product candidates in clinical trials is costly, and the timing of progress and expenses in these studies and trials is uncertain.

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

Contractual Obligations and Commitments

Other than as disclosed below, there were no material changes outside the ordinary course of our business during the nine months ended September 30, 2026 to the information regarding our contractual obligations that was disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

As of September 30, 2026, total future aggregate operating lease commitments were $7.1 million, with approximately $0.2 million due during 2026, and the remaining due in periods from 2027 through 2033.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” in the 2025 Annual Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Director and Officer Trading Arrangements

Rule 10b5-1 Trading Plans

From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2026, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation	10-K	3/22/23	3.1
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated May 29, 2024	8-K	5/31/24	3.1
3.3	Amended and Restated Bylaws, effective as of October 26, 2023	8-K	10/26/23	3.1
4.1	Specimen stock certificate evidencing the shares of common stock	S-1	8/20/21	4.1
4.2	Form of Pre-Funded Warrant	8-K	2/5/24	4.1
4.3	Form of Exchange Warrant	8-K	10/18/24	4.1
4.4	Form of Pre-Funded Warrants (2026 Offering)	8-K	9/15/26	4.1
10.1	Amendment No. 1 to Sales Agreement, dated August 4, 2026, between the Registrant and TD Securities (USA) LLC	10-Q	8/4/26	10.3
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

TYRA BIOSCIENCES, INC.

Date: November 10, 2026	By:	/s/ Todd Harris, Ph.D.
Todd Harris, Ph.D.
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Alan Fuhrman
Alan Fuhrman
Chief Financial Officer
(Principal Financial Officer)